Form 10QSB
period 2007-03-31
Cyberspace Vita, Inc.
filed 2007-05-15
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                       COMMISSION FILE NUMBER 333-141929

                             CYBERSPACE VITA, INC.

      (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                               14-1982491
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


74090 El Paseo Ste 200, Palm Desert, California                          92260
------------------------------------------------                      ----------
(Address of principal executive offices)                              (Zip code)

                   Issuer's telephone number: (888) 410-6466


			--------------------------------
    			(Former name, former address and
  			 former fiscal year, if changed
			        since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

			Yes [ ] No [X]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

			Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were outstanding 4,000,000 shares Common Stock issued and outstanding as of the latest practicable date.

Transitional Small Business Disclosure Format:

			Yes [X] No [ ]


                               TABLE OF CONTENTS


                                                                    Page

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                        3
Item 2.  Management's Discussion and Analysis or Plan of Operation   9
Item 3.  Controls and Procedures                                    11
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                          12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds12
Item 3.  Defaults Upon Senior Securities                            12
Item 4. Submission of Matters to a Vote of Security Holders         12
Item 5.  Other Information                                          12
Item 6.  Exhibits                                                   12
SIGNATURES                                                          13



                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 2007



                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET

                                  (UNAUDITED)

								       March 31,
									  2007
									--------
ASSETS

CURRENT ASSETS

   Cash									$    128
									--------
	Total current assets						     128

		Total assets						$    128
									========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Loan due to shareholder						$  6,000
									--------

	Total current liabilities					   6,000
									--------
		Total liabilities                                          6,000

STOCKHOLDERS' DEFICIT
   Common stock: no par value; authorized 100,000,000 shares;
    issued and outstanding:  4,000,000					   4,000
   Additional paid-in capital						       -
   Accumulated deficit during the development stage			  (9,872)
									--------
	Total stockholders' deficit					  (5,872)
									--------

		Total liabilities and
		 stockholders' deficit					$    128
									========




                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



							      From inception
                                               Three months    (November 7,
                                	          ended          2006) to
                                  		 March 31,       March 31,
						   2007 	   2007
						----------	----------
Revenues					$        -	$        -

Operating Expenses:
   Professional fees				     5,500	     5,500
   General and administrative			       104	     4,372
						----------	----------
						     5,604	     9,872

Total						    (5,604)	    (9,872)


Net loss					$   (5,604)	$   (9,872)
						==========	==========

Net loss per common share - basic and
   diluted					$    (0.00)
						==========
Weighted average number of common
   shares outstanding			         4,000,000
						==========



                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

								      From inception
	                                               Three months    (November 7,
        	                        	          ended          2006) to
                	                  		 March 31,       March 31,
							   2007 	   2007
							----------	----------
Cash Flows from Operating Activities:

   Net Loss						$   (5,604)	$   (9,872)

   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Stock-based compensation				  	 -	     4,000
							----------	----------
	Net cash used in operating activities		    (5,604)	    (5,872)

Cash flows used in Investing Activities:

	Net cash used in investing activities			 -		 -

Cash flows provided by Financing Activities:

   Increase in due to shareholders			     5,000	     6,000
							----------	----------
	Net cash provided by financing activities	     5,000	     6,000

Net increase (decrease) in cash				      (604)	       128

Cash, beginning of year					       732		 -
							----------	----------
Cash, end of year					$      128	$      128
							==========	==========
Cash paid for:
       Interest						$	 -	$	 -
       Income Taxes					$	 - 	$	 -




                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT
        ACCOUNTING POLICIES

     Basis of Presentation and Organization
     The accompanying Condensed Financial Statements of Cyberspace Vita, Inc. (the "Company") should be read in conjunction with the Company's audited financial statements in our Registration Statement on Form SB-2. Significant accounting policies disclosed therein have not changed except as noted below.

     The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed balance sheet of the Company at March 31, 2007, the condensed results of its operations and cash flows for the three months ended March 31, 2007 and November 7, 2006 (inception) through March 31, 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     The Company was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to provide sales of vitamins and mineral supplements on the Internet.

     The Company has been in the development state since its formation on November 7, 2006. Planned principal operations have not commenced but the Company is in the process of selling common stock to obtain capital to commence operations.

     As used in these Notes to the Condensed Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Cyberspace Vita, Inc.

     Going Concern
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(5,604) for the three months ended March 31, 2007, and a working capital deficiency of $(5,872) at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

     NEW ACCOUNTING PROUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.


NOTE 2. STOCKHOLDER'S EQUITY

     The authorized common stock of the Company consists of 100,000,000 shares of common stock with no par value.

     We did not issue or authorize for issuance any shares in the first quarter of 2007.

NOTE 3. RELATED PARTY TRANSACTIONS AND ACQUISITIONS

     As of March 31, 2007, we have borrowed $6,000 from a shareholder. The amount is unsecured, carries no interest and is due on demand.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Cyberspace Vita, Inc.," the "Company," "we," "us," and "our" refer to Cyberspace Vita, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

EXECUTIVE SUMMARY AND OVERVIEW

Our current plan of operation is to sell vitamins on the Internet. We will seek to establish an aggressive marketing plan both on the Internet and conventionally.

Domain names have been obtained for the developing website to sell our product and we and will soon launch an e-commerce site, www.cyberspacevita.com. Over the next twelve months, we plan to establish ourselves on over 1,500 Internet search engines and Internet links. We will submit our website name, description and search key words to Alta Vista, Excite, Goto.com, Lycos, Infoseek, Webcrawler, Hotbot, What-U-Seek, Infomak, Northern Light, AOL Netfind, Euroferret, PlanetSearch, Rex, Anzwers, Ibcnet, Infospace, SearchKing, UK Index, Por Find, Powercrawler, Fireball, Intersearch, and over 275 links and Internet classifieds.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Registration Statement on Form SB-2.

DEVELOPMENT OF OUR BUSINESS

The Company was incorporated under the laws of the State of Nevada on November 7, 2006.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Due to the life cycle stage of our Company every balance sheet account has inherent estimates.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 ("2007") COMPARED TO DECEMBER 31, 2006.

As of March 31, 2007, we have not launched the website and therefore have not generated revenues.

					MARCH 31, 2007		DECEMBER 31, 2006	$ Change	% Change
					--------------		-----------------	--------	--------
Revenue					$	     -		$		-	$      -	      0%
Professional fees				 5,500				-	       -	    100%
General and administrative expenses		   104			    4,268	  (4,164)	    (98%)
Operating loss				$	(5,604)		$	   (4,268)	$ (1,336)	      2%

The decrease in general and administrative expenses of 98% is due primarily to the cost of preparing and filing the Registration Statement on Form SB-2, which was accrued for at year end and paid in 2007.


LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the website and establish the website on over 1,500 Internet search engines and Internet links over the next 12 months.

We have financed our operations during the quarter primarily through the use of cash on hand and the loan from a shareholder. As of March 31, 2007, we had total current liabilities of $6,000 compared to $1,000 as of December 31, 2006. The increase in total current liabilities is due to an increase in Loan Due to Shareholder of $5,000. Due to the life cycle stage of the business this item increased as our lack of cash has resulted in a need for additional cash infusion. We had no long term liabilities during any of these periods.

We did not issue any common stock for cash in the first quarter of 2007.

We had $128 cash on hand as of March 31, 2007 compared to $732 as of December 31, 2006. Cash decreased 83% as of March 31, 2007 due to payment of our payables throughout the first quarter of 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.


ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(1) Committees and financial reviews.

The board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as we increase our revenues, of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditor's participation in the financial reporting process.

Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors with respect to the matters required to be discussed by the Statement On Auditing Standards No. 61, "Communications with Audit Committees", as may be modified or supplemented.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.


31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Financial Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350
32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C.
        Section 1350




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSPACE VITA, INC.




     DATED: May 15, 2007	    BY: /s/ ROBERT T. YARBRAY
					---------------------------------
					ROBERT T. YARBRAY
					CHIEF EXECUTIVE OFFICER
					(PRINCIPAL EXECUTIVE OFFICER)



     DATED: May 15, 2007	    BY: /s/ ELEANOR YARBRAY
					---------------------------------
					ELEANOR YARBRAY
					CHIEF FINANCIAL OFFICER
					(PRINCIPAL ACCOUNTING OFFICER)