Form 10QSB
period 2007-06-30
Cyberspace Vita, Inc.
filed 2007-08-06
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                       COMMISSION FILE NUMBER 333-141929

                             CYBERSPACE VITA, INC.
      -----------------------------------------------------------------
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


                     Issuer's telephone number: (888) 410-6466
                ----------------------------------------------------
		(Former name, former address and former fiscal year,
  			 if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were outstanding 4,050,600 shares Common Stock issued and outstanding to non-affiliates as of July 13, 2007.

Transitional Small Business Disclosure Format: Yes [ ] No [X]




                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        	3
Item 2.  Management's Discussion and Analysis or Plan of Operation   	9
Item 3.  Controls and Procedures                                    	11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                          	12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.  Defaults Upon Senior Securities                            	12
Item 4. Submission of Matters to a Vote of Security Holders         	12
Item 5.  Other Information                                          	12
Item 6.  Exhibits                                                   	12
SIGNATURES                                                          	13






                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 JUNE 30, 2007

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)



                                                                                 June 30,
                                                                                   2007
										  ASSETS
									       ------------
CURRENT ASSETS

     Cash                                                                      $        989
									       ------------
     Total current assets                                                               989

     Total assets                                                              $        989
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts Payable                                                          $        600
     Loan due to shareholder                                                          7,540
									       ------------
            Total current liabilities                                                 8,140
 									       ------------
                   Total liabilities                                                  8,140

COMMITMENTS & CONTINGENCIES                                                               -

STOCKHOLDERS' DEFICIT
     Common stock: no par value; authorized 100,000,000 shares;
        issued and outstanding:  4,050,600                                            9,060
     Accumulated deficit during the development stage                               (16,211)
									       ------------
            Total stockholders' deficit                                              (7,151)
 									       ------------
                   Total liabilities and
                   stockholders' deficit                                       $        989
                                                                               ============


See accompanying notes to financial statements.


                            	       CYBERSPACE VITA, INC.
                        	   (A DEVELOPMENT STAGE COMPANY)
                      		CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)




                                                                 		  From inception
                             Three Months Ended		Six Months Ended	November 7, 2006 to
                               	June 30, 2007    	  June 30, 2007     	   June 30, 2007
				-------------		  -------------		   -------------

Revenues                     	$           -  		  $           -   	   $           -

Operating Expenses:
Professional fees                 	6,288          		 11,788             	  11,788
General and administrative             	   51            	    155             	   4,423
				-------------		  -------------		   -------------
                                        6,339         		 11,943            	  16,211
				-------------		  -------------		   -------------

Net Loss                       	$      (6,339)		  $     (11,943) 	   $     (16,211)
				=============		  =============		   =============
Net loss per common share -
basic and diluted         	$        0.00  		  $       0.00
				=============		  ============
Weighted average number of
common shares outstanding           4,017,991       	     4,008,996
				=============		  ============

See accompanying notes to financial statements.




                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            From inception
                                                                          November 7, 2006 to
                                                      	 June 30, 2007       June 30, 2007
							 -------------	     -------------

Cash Flows from Operating Activities:
   Net Loss                                        	 $     (11,943)      $     (16,211)

   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Increase (decrease) in accounts payable                	   600                 600
   Stock-based compensation                                	     -               4,000

Net cash used in operating activities                          (11,343)            (11,611)
							 -------------	     -------------
Cash flows used in Investing Activities:
Net cash used in investing activities                  		     -                   -

Cash flows provided by Financing Activities:
Increase in due to shareholders                                	 6,540               7,540
Proceeds from sale of stock                                    	 5,060               5,060

Net cash provided by financing activities                       11,600              12,600
							 -------------	     -------------
Net increase (decrease) in cash                                    257                 989
Cash, beginning of year                                            732                   -
							 -------------	     -------------
Cash, end of year                                        $         989       $         989
							 =============	     =============
Cash paid for:
   Interest                                        	 $           -       $           -
   Income Taxes                                    	 $           -       $           -


See accompanying notes to financial statments.


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

     The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed balance sheet of the Company at June 30, 2007, the condensed results of its operations and cash flows for the three months ended June 30, 2007 and November 7, 2006 (inception) through June 30, 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

     Going Concern
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(6,339) for the three months ended June 30, 2007, and a working capital deficiency of $(7,151) at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

     In  May 2007, the  Company issued  50,600 shares of common stock for cash
     proceeds.  These  shares  were   sold  for  $0.10  per  share  for  total
     consideration of $5,060.

NOTE 3. RELATED PARTY TRANSACTIONS AND ACQUISITIONS

     As of June 30, 2007, we have borrowed $7,540 from a shareholder. The amount is unsecured, carries no interest and is due on demand.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 ("2007") COMPARED TO DECEMBER 31, 2006.

The Company was incorporated on November 7, 2006 therefore, the periods being compared are June 30, 2007 compared to December 31, 2006. Due to when the Company was organized, there is not a similar prior period to compare at June 30, 2007. The expenses for the period of December 31, 2006 differ from the expenses for June 30, 2007 and are discussed below.

As of June 30, 2007, we have not launched the website and therefore have not generated revenues. The professional fees paid during the second quarter were for the preparation of the quarterly filings for the Securities and Exchange Commission and are expected to remain in place in order to stay current the Securities and Exchange Commission filings. Due to when to Company was organized the professional fees paid for quarterly filings for the Securities and Exchange Commission were not present in 2006.

General and administrative expenses decreased 99% between December 31, 2006 and the three months ended June 30, 2007 and is due primarily to the cost of preparing and filing the Registration Statement on Form SB-2, which was accrued for at year end and paid in 2007. General and administrative expenses are expected to remain at a minimum until the website is launched and principal operations commence.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 ("2007") COMPARED TO DECEMBER 31, 2006.

The Company was incorporated on November 7, 2006 therefore, the periods being compared are June 30, 2007 compared to December 31, 2006. Due to when the Company was organized, there is not a similar prior period to compare at June 30, 2007. The expenses for the period of December 31, 2006 differ from the expenses for June 30, 2007 and are discussed below.

As of June 30, 2007, we have not launched the website and therefore have not generated revenues.

					JUNE 30, 2007		DECEMBER 31, 2006	$ Change	% Change
					--------------		-----------------	--------	--------
Revenue					$	     -		$		-	$      -	      0%
Professional fees				11,788				-	  11,788	    100%
General and administrative expenses		   155			    4,372	  (4,217)	    (96%)
					--------------		-----------------	--------	--------
Operating loss				$      (11,943)		$	   (4,372)	$ (7,571)	      4%


The professional fees paid during 2007 were for the preparation of the quarterly filings for the Securities and Exchange Commission and are expected to remain in place in order to stay current the Securities and Exchange Commission filings. Due to when to Company was organized the professional fees paid for quarterly filings for the Securities and Exchange Commission were not present in 2006.

The decrease in general and administrative expenses of 96% is due primarily to the cost of preparing and filing the Registration Statement on Form SB-2, which was accrued for at year end and paid in 2007. The increase in professional fees of 100% is due primarily to the cost of preparing the quarterly filings for the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the website and establish the website on over 1,500 Internet search engines and Internet links over the next 12 months.

We have financed our operations during the quarter primarily through cash on hand, sale of stock, and the loan from a shareholder. As of June 30, 2007, we had total current liabilities of $8,140 compared to $1,000 as of December 31, 2006. The increase in total current liabilities is due to an increase in Loan Due to Shareholder of $1,540 for the quarter and $6,540 for the year, as well as an increase in Accounts Payable of $600 for the quarter. Due to the life cycle stage of the business this item increased as our lack of cash has resulted in a need for additional cash infusion. We had no long term liabilities during any of these periods.

In May 2007, the Company issued 50,600 shares of common stock for cash proceeds. These shares were sold for $0.10 per share for total consideration of $5,060.

We had $989 cash on hand as of June 30, 2007 compared to $732 as of December 31, 2006. Cash increased 35% as of June 30, 2007 due to sale of common stock during second quarter of 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

31.2    Certification by Chief Financial Officer pursuant to Sarbanes Oxley
        Section 302.

32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350

32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C.
        Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSPACE VITA, INC.


     DATED: August 6, 2007	    BY: /s/ ROBERT T. YARBRAY
					---------------------
					ROBERT T. YARBRAY
					CHIEF EXECUTIVE OFFICER
					(PRINCIPAL EXECUTIVE OFFICER)



     DATED: August 6, 2007	    BY: /s/ ELEANOR YARBRAY
					-------------------
					ELEANOR YARBRAY
					CHIEF FINANCIAL OFFICER
					(PRINCIPAL ACCOUNTING OFFICER)