Form 10QSB
period 2007-09-30
Cyberspace Vita, Inc.
filed 2007-11-06
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

                                      OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION FROM _______ TO ________.

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


                   Issuer's telephone number: (888) 410-6466
---------------------------------------------------------------------------
	      (Former name, former address and former fiscal year,
			if changed since last report)


Check whether the issuer (1) has filed all reports required  to be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes /X/ No / /

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 4,951,000 shares of Common stock issued and outstanding as of October 30, 2007.

There were 951,000 shares of Common Stock issued and outstanding to non-affiliates as of October 30, 2007.

Transitional Small Business Disclosure Format: Yes / / No /X/

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

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 2007



                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET

                                  (UNAUDITED)


                                                                        September 30,
                                                                            2007
									------------
ASSETS

CURRENT ASSETS
 Cash                                                                   $      2,757
                                                                        ------------
  Total assets                                                          $      2,757
                                                                        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable                                                       $      3,700
									------------

   Total current liabilities                                                   3,700
                                                                        ------------

   Total liabilities                                                           3,700

COMMITMENTS & CONTINGENCIES                                                        -

STOCKHOLDERS' DEFICIT
 Common stock: .001 par value; authorized 100,000,000 shares;
   issued and outstanding:  40,951,000                                        40,951
 Accumulated deficit during the development stage                            (41,894)
                                                                        ------------
   Total stockholders' deficit                                                  (943)
                                                                        ------------
   Total liabilities and
     stockholders' deficit                                              $      2,757
                                                                        ============



See accompanying notes to these financial statements.


                           	 	CYBERSPACE VITA, INC.
                         	   (A DEVELOPMENT STAGE COMPANY)
                      		CONDENSED STATEMENTS OF OPERATIONS

                                 	    (UNAUDITED)







                                                                 		  From inception
                             Three Months Ended		 Nine Months Ended	November 7, 2006 to
                             September 30, 2007    	September 30, 2007     	September 30, 2007
			     ------------------		------------------	-------------------

Revenues                     $                -   	$                -  	$                 -

Operating Expenses:
 Professional fees                        5,546            	    17,334             	     17,334
 General and administrative                 236               	       391                    4,659
			     ------------------		------------------	-------------------
                                          5,782            	    17,725             	     21,993

Operating Loss		     $           (5,782) 	$          (17,725)	$           (21,993)
			     ==================		==================	===================

Net Income (Loss)	     $		 (5,782)	$	   (17,725)	$	    (21,993)
			     ==================		==================	===================
Net loss per common share -
 basic and diluted           $            (0.00)  	$            (0.00)
			     ==================		==================
Weighted average number of
 common shares outstanding           40,738,174        		40,308,073
			     ==================		==================

See accompanying notes to these financial statements.



                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                            	   From inception
                                                                         	 November 7, 2006 to
                                                      	 September 30, 2007      September 30, 2007
							 ------------------	 -------------------

Cash Flows from Operating Activities:
  Net Loss                                       	 $          (17,725) 	 $           (21,993)

  Adjustments to reconcile net loss to
    net cash used by operating activities:

  Stock-based compensation                                		  -                    4,000

  Changes in operating assets and liabilites:
    Increase in accounts payable				      3,700		       3,700

  Net cash used in operating activities                             (14,025)                 (14,293)
							 ------------------	 -------------------
Cash flows used in Investing Activities:
  Net cash used in investing activities                   		  -                   	   -

Cash flows provided by Financing Activities:
  Increase in due to shareholders                                     6,540 	               7,540
  Proceeds from sale of stock    	                              9,510	               9,510
							 ------------------	 -------------------
  Net cash provided by financing activities                          16,050	              17,050

Net increase (decrease) in cash                                       2,025	               2,757
Cash, beginning of year                                	                732		           -
							 ------------------	 -------------------
Cash, end of year                                        $            2,757	 $             2,757
							 ==================	 ===================
Cash paid for:
  Interest                                       	 $                -  	 $                 -
  Income Taxes                                   	 $                -  	 $                 -

Non-cash Transactions:
  Proceed paid for 10:1 stock split and stock
  Dividend                                      	 $           36,856	 $            36,856

Loan from shareholder forgiven
  Treated as capital contributed			 $	      7,540	 $	       7,540


See accompanying notes to these financial statements.


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

     The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed balance sheet of the Company at September 30, 2007, the condensed results of its operations and cash flows for the nine months ended September 30, 2007 and November 7, 2006 (inception) through September 30, 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     The Company was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to provide sales of vitamins and mineral supplements on the Internet.

     The Company has been in the development state since its formation on November 7, 2006. Planned principal operations have not commenced but the Company is in the process of selling common stock to obtain capital to commence operations. As we have not yet commenced principle operations we consider ourselves a shell company.

     As used in these Notes to the Condensed Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Cyberspace Vita, Inc.

     Going Concern
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $17,725 for the nine months ended September 30, 2007, and a working capital deficiency of $943 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

     NEW ACCOUNTING PROUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.STOCKHOLDERS' EQUITY

     The authorized common stock of the Company consists of 100,000,000 shares of common stock with a .001 par value.

     In May 2007, the Company issued 50,600 shares of common stock for cash proceeds. These shares were sold for $0.10 per share for total consideration of $5,060. In August 2007, the Company issued 44,500 shares of common stock for cash proceeds. These shares were sold for $.10 per share for total consideration of $4,450.

     On October 15, 2007, the Company initiated a 10:1 stock split, which has been applied to these financials on a retroactive basis. As a result of the stock split, total shares outstanding increased from 4,095,100 to 40,951,000. We have accounted for this stock split as a stock dividend after reducing additional paid-in capital to zero.

     NOTE 3. RELATED PARTY TRANSACTIONS AND ACQUISITIONS

     As of June 30, 2007, we had borrowed $7,540 from a shareholder. This loan was unsecured, carried no interest, and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company. The company has no other transactions with related parties.

     NOTE 4. SUBSEQUENT EVENTS

     As of October 1, 2007, Robert Yarbray resigned as CEO and a member of the Board of Directors. The Board of Directors voted unanimously to replace Mr. Yarbray with Henry C. Casden. Mr. Casden will serve as CEO and assume Mr. Yarbray's position on the Board of Directors.

     In October of 2007, concurrent with the 10:1 stock slit disclosed above, the new CEO cancelled 36,000,000 shares of his own stock. As a result, there are 4,951,000 shares of common stock issued and outstanding as of the date of this filing.

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

DEVELOPMENT OF OUR BUSINESS

The Company was incorporated under the laws of the State of Nevada on November 7, 2006. Planned principal operations have not commenced but the Company is in the process of selling common stock to obtain capital to commence operations. As we have not yet commenced principle operations we consider ourselves a shell company.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our Management's Discussion and Analysis ("MD&A"). Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Due to the life cycle stage of our Company every balance sheet account has inherent estimates.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 ("2007") COMPARED TO DECEMBER 31, 2006.

The Company was incorporated on November 7, 2006; therefore, the periods being compared are September 30, 2007 compared to December 31, 2006. Due to when the Company was organized, there is not a similar prior period to compare at September 30, 2007. The expenses for the period of December 31, 2006 differ from the expenses for September 30, 2007 and are discussed below.

As of September 30, 2007, we have not launched the website and therefore have not generated revenues. The professional fees paid during the third quarter were for the preparation of the quarterly filings for the Securities and Exchange Commission and are expected to remain in place in order to stay current the Securities and Exchange Commission filings. Due to when to Company was organized the professional fees paid for quarterly filings for the Securities and Exchange Commission were not present in 2006.

General and administrative expenses decreased 95% between December 31, 2006 and the three months ended September 30, 2007 and is due primarily to the cost of preparing and filing the Registration Statement on Form SB-2, which was accrued for at year end and paid in 2007. General and administrative expenses are expected to remain at a minimum until the website is launched and principal operations commence.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 ("2007") COMPARED TO DECEMBER 31, 2006.

The Company was incorporated on November 7, 2006; therefore, the periods being compared are September 30, 2007 compared to December 31, 2006. Due to when the Company was organized, there is not a similar prior period to compare at September 30, 2007. The expenses for the period of December 31, 2006 differ from the expenses for September 30, 2007 and are discussed below.

As of September 30, 2007, we have not launched the website and therefore have not generated revenues.



				     SEPTEMBER 30, 2007		DECEMBER 31, 2006	$ Change	% Change
				     ------------------		-----------------	--------	--------
Revenue                              $                -		$               -  	$      -       	      0%
Professional fees                                17,334                         -         17,334	    100%
General and administrative expenses                 391                     4,372         (3,981)	    (91%)
				     ------------------		-----------------	--------	--------
Operating loss                       $          (17,725)  	$          (4,372)  	$(13,353)	      9%


The professional fees paid during 2007 were for the preparation of the quarterly filings for the Securities and Exchange Commission and are expected to remain in place in order to stay current with Securities and Exchange
Commission filings. Given the date of the Company's incorporation, the professional fees paid for quarterly filings for the Securities and Exchange Commission were not present in 2006.

The decrease in general and administrative expenses of 91% is due primarily to the cost of preparing and filing the Registration Statement on Form SB-2, which was accrued for at year end and paid in 2007. The increase in professional fees of 100% is due primarily to the cost of preparing the quarterly filings for the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the website and establish the website on over 1,500 Internet search engines and Internet links over the next 12 months.

We have financed our operations during the quarter primarily through cash on hand and the sale of stock. As of September 30, 2007, we had total current liabilities of $3,700 compared to $1,000 as of December 31, 2006. The increase in total current liabilities is due to an increase in Accounts payable of $3,100 in the third quarter. Accounts payable increased because of accounting and professional expenses incurred as a result of public company compliance costs. Due to the life cycle stage of the business, this item increased as our lack of cash has resulted in a need for additional cash infusion. We had no long term liabilities during any of these periods.

In May 2007, the Company issued 50,600 shares of common stock for cash proceeds. These shares were sold for $0.10 per share for total consideration of $5,060. In August of 2007, the Company issued 44,500 shares of common stock for cash proceeds. These shares were sold for $.10 per share for total consideration of $4,450.

We had $2,757 cash on hand as of September 30, 2007 compared to $732 as of December 31, 2006. Cash increased 277% as of September 30, 2007 due to sale of common stock during second and third quarters of 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

CYBERSPACE VITA, INC.



     DATED: October 30, 2007        BY: /s/ HENRY C. CASDEN
                                    -----------------------
                                    HENRY C. CASDEN
                                    CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)



     DATED: October 30, 2007        BY: /s/ ELEANOR YARBRAY
                                    -----------------------
                                    ELEANOR YARBRAY
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL OFFICER)