Form 10KSB
period 2007-12-31
Cyberspace Vita, Inc.
filed 2008-03-07
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                 For the Fiscal Year Ended: December 31, 2007

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM __ TO __

                        COMMISSION FILE NO. 333-141929

                            CYBERSPACE VITA, INC.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)



          Nevada                                                14-1982491
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 74090 El Paseo Ste. 200
 Palm Desert, California                                                92260
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip code)


                   Issuer's telephone number: (888) 410-6466

     Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check  whether  the  registrant  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
								 Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State the registrant's revenues for its most recent fiscal year: $0 as of December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $142,650 as of February 13, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). 				 Yes [X] No [ ]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 7, 2008, there were 4,951,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    NONE.

Transitional Small Business Disclosure Format (check one): 	 Yes [ ] No [X]





TABLE OF CONTENTS

								      Page

PART I
Item 1.   Description of Business.......................................3

Item 2.   Description of Property.......................................8

Item 3.   Legal Proceedings.............................................8

Item 4.   Submission of Matter to a Vote of Security Holders............8

PART II
Item 5.   Market for Common Equity and Related Stockholder
          Matters and Small Business Issuers Purchase of
	  Equity Securities.............................................8

Item 6.   Plan of Operation.............................................10

Item 7.   Financial Statements..........................................12

Item 8.   Changes in and Disagreements with Accountants on
	  Accounting and Financial Disclosure

Item 8A.  Controls and Procedures.......................................13

Item 8B.  Other Information.............................................13

PART III
Item 9.   Directors, Executive Officers, Promoters and Control
	  Persons; Compliance with Section 16(a) of the Exchange Act....14

Item 10.  Executive Compensation........................................15

Item 11.  Security Ownership of Certain Beneficial Owners and
	  Management and Related Stockholder Matters....................15

Item 12.  Certain Relationships and Related Transactions................16

Item 13.  Exhibits......................................................16

Item 14.  Principal Accountant Fees and Services........................16

               Signatures and Certifications............................18

                STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Cyberspace Vita, Inc.," "Cyberspace", "the Company," "we," "us," and "our" refer to Cyberspace Vita, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," " Plan Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

Cyberspace Vita, Inc. was organized on November 7, 2006. We have contracted for the construction of our e-commerce website by which we shall engage in our planned operations of selling vitamins on the Internet. We intend to begin advertising and promotion of the website upon the receipt of the first proceeds of this offering, if any, which we predict will occur by March 30, 2008. Our plan of operations depends upon raising sufficient funds to engage in traditional and Internet advertising and promotion of our website and products. Cyberspace Vita, Inc. is controlled by two individuals who devote only 25% each of their time to the business of CYBERSPACE VITA, INC. There can be no assurance that Cyberspace Vita, Inc's common stock will ever develop a market.

INDUSTRY OVERVIEW AND COMPETITION

The vitamin, nutritional supplement and mineral markets are highly fragmented and competitive. In addition, the online commerce market in which we operate is new, rapidly evolving and highly competitive. We expect competition to intensify in the future because current and new competitors can launch websites at a relatively low cost.

We compete with a variety of companies, including health/natural specialty retailers, drugstores, supermarkets and grocery stores and mass merchant retailers. Our competitors operate in one or more distribution channels, including online commerce, retail stores, catalog operations or direct selling. The companies referred to below are market leaders in this industry. We currently have a weak competitive position compared to these companies.

Health/natural specialty retailers

This category is highly fragmented and includes local, regional and national chains, as well as catalog marketers and online retailers. The largest participant in this sector is General Nutritional Centers, which has a nationwide presence and a website. Another large competitor is NBTY, Inc., which sells exclusively private-label products through its Puritan's Pride and Nutrition Headquarters mail order catalogs and its Vitamin World retail stores. NBTY, Inc. also sells through separate Vitamin World and Puritan's Pride websites. In addition, Rexall Sundown, a large manufacturer of vitamins, nutritional supplements and minerals, sells directly to consumers through both catalog and direct mail operations. Competitors focusing exclusively on online operations include www.MotherNature.com and www.GreenTree.com. Another significant competitor is The Vitamin Shoppe, and the affiliated, Vitaminshoppe.com, who operate their own website.

All of these competitors have greater financial resources, product sourcing and experience than Cyberspace Vita, Inc. and there can be no assurance that Cyberspace Vita, Inc. will be able to compete successfully on the same scale as these potential competitors.

Drugstores

This category is dominated by national chains, such as Walgreen's, CVS and Rite Aid. Most national chains have a limited online presence, if any. Others have recently acquired an online presence, as CVS did when it acquired www.soma.com and Rite Aid did when it invested in www.drugstore.com. Other online entrants include www.drugstore.com and www.planetRx.com. This category currently offers a moderate selection of vitamins, nutritional supplements and minerals.

Supermarkets and grocery stores

This category includes traditional supermarkets, such as Safeway and Kroger, and natural-food markets, such as Whole Foods Market. Some of these companies have entered the online market with a limited offering of vitamins, nutritional supplements and minerals. Online grocery stores, such as www.Peapod.com and www.netgrocer.com, also compete against us. This category generally offers a limited selection of vitamins, nutritional supplements and minerals, and infrequent discounts.

Mass-merchant retailers

This category is dominated by companies such as Wal-Mart, K-mart and Target, which have extensive retail locations but limited online presence. These chains offer attractive pricing on vitamins, nutritional supplements and minerals but have limited selection at retail stores and offer little product information.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may develop products or services that are equal or superior to our solutions and may achieve greater market acceptance than we do. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or suppliers as the use of the Internet increases.

PRODUCTS

Vitamins and minerals

Vitamins and minerals are sold in single vitamin and multi-vitamin form, and in different potency levels. Products are produced in tablets, soft gelatin and hard-shell capsules and powder forms. We obtain our products from nationally known suppliers: Twin Laboratories, Inc. and Natrol, Inc. We have no written agreements with our suppliers. These vitamins and nutritional products include acidophilus, amino acid products, antioxidants, B-Complex vitamins, Vitamin C products, Vitamin E products, Vitamins, A,D, and K, Bee products, beta carotene, calcium products, chondroitin/glucosamine, chromium, coenzyme Q-10, cranberry products, Echinacea/goldenseal, EPA and Fish oils, evening primrose, linseed, garlic, ginkgo biloba, ginseng, Grapeseed/pycnogenol, L-Carnitine, Lecithin, Milk Thistle, Mineral products, MSM products, multiple vitamins, saw palmetto, selenium, shark cartilage, and St. John's Wort.

Sports Nutrition Products

Sports nutrition products are food and dietary supplements designed to be taken in conjunction with a fitness program. Management believes that these products, which include various protein and weight gain powders, sports drinks, sports bars, and high potency vitamin formulations, appeal to consumers who are engaged in regular exercise, including athletes who are in training to gain weight and develop their physique. Over 50 different sports nutrition products may be offered by Cyberspace Vita, Inc.

Warehousing and Distribution

Cyberspace Vita, Inc. will distribute its products to the consumer by mail after they are ordered directly from a small warehouse/storage facility operated by us. It is Cyberspace Vita, Inc's policy that all products received from suppliers be reviewed by the Company's personnel prior to sale to assure that such products and their labels are reviewed for compliance with federal law.

ADVERTISING AND MARKETING

We intend to pursue comprehensive advertising and marketing campaigns. We intend to develop name awareness by submitting our website to search engines, at a cost to us of approximately $150 per month. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisition. In addition to the specific strategies discussed below, we will seek to maximize the lifetime value of our customers by focusing on purchase frequency and customer retention.

We intend to pursue a traditional media-based advertising campaign that may include television, radio, print, outdoor and event-based advertising, as well as an aggressive online campaign to build consumer awareness of our website.

Cyberspace Vita, Inc. will seek to promote its web site and attract visitors to it by becoming predominant on major search engines and banner advertisements. In addition, Cyberspace Vita, Inc. will promote its website and its products by conventional advertising and marketing.

To help achieve its sales goals, Cyberspace Vita, Inc. plans to implement an aggressive online marketing campaign. The objective will be to name awareness for Cyberspace Vita, Inc. in the online community and to continually acquire new visitors to its website. One of the best ways to attract this target audience is to achieve high visibility in the places where prospective customers are likely to be browsing. Cyberspace Vita, Inc's online campaign will target sites that generate high traffic from Internet users who fit Cyber-Vitamin's customer profile. In order to create this market presence and increase customer awareness, Cyberspace Vita, Inc. intends to promote its website on the most effective search engines, directories and promotional sites the Internet offers. However, there can be no assurance that it will implement these programs. The programs to establish visibility and increase traffic to the web site include directory submissions to make sure Cyberspace Vita, Inc. is listed in the top five listings on the major search engines such as Google, Yahoo, America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to vitamin sales. The reason for this is that many new e-commerce consumers seeking vendors of merchandise will perform searches on the major search engines for information. There can be no assurance that Cyberspace Vita, Inc. can obtain such a status, but it will continually update its submissions to search engines to keep them current and will update its site weekly. Cyberspace Vita, Inc. will review its site data to optimize its listing. Once the site data has been perfected, Cyberspace Vita, Inc's site will be submitted to the top 75 search engines and promotional sites. While listing a website with the search engines and promotional sites is a high priority for the foundation of Cyberspace Vita, Inc's Internet program, targeted links with sites of similar interest is another powerful method of obtaining visitors who are interested in Cyberspace Vita, Inc's site. Cyberspace Vita, Inc. will search for sites of similar interest where it is likely to find its target audience to place targeted links. These links will increase targeted traffic to Cyberspace Vita, Inc's website.

 Cyberspace Vita, Inc. intends to design a professional banner and place it within various sites and banner exchange facilities on a "reciprocal" basis, at no charge to Cyberspace Vita, Inc. The Company also plans to purchase online ad banners on highly trafficked websites that appeal to its target audience. We have not yet placed banners on any sites.

 Cyberspace Vita, Inc. intends to announce its products and services on the Web in press releases through PR Newswire. Favorable articles or editorial pieces about the Company's website can generate tremendous visibility and opportunity to sell its products and services. Cyberspace Vita, Inc. will email its press releases to targeted publications selected from a database of over 30,000 media resources. We will send our email press releases to approximately 1,000 media resources. Press releases can be distributed within 72 hours.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

 Cyberspace Vita, Inc. has no patents  or  trademarks.   Cyberspace  Vita, Inc.
owns the domain name, www.cyberspacevita.com.

EMPLOYEES

 Cyberspace Vita, Inc. presently employs its President, Secretary and Director, Henry C. Casden, and its Chief Financial Officer, Eleanor Yarbray, who each devote approximately 25 hours per week, on the business of Cyberspace Vita.

RISK FACTORS

In addition to the risks and other considerations discussed elsewhere in this annual report, below is a discussion of certain risk factors relating to our business and operations.

RISKS RELATING TO OUR BUSINESS

Cyberspace Vita, Inc. is a development stage company with no operating history, which may make it difficult to evaluate our future prospects.

Cyberspace Vita, Inc's prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an industry characterized by intense competition. Since inception, Cyberspace Vita, Inc. has incurred losses of $28,512, and we expect to incur net losses in the foreseeable future. These losses are in the form of development-stage expenses, since we have yet to begin principal operations.

Our financial status creates a doubt whether we will continue as a going concern, and, if we do not continue as a going concern, investors may lose their entire investment.

Our success depends on generating awareness of the Cyberspace Vita, Inc. name in association with the vitamins we sell

We intend to spend the majority of proceeds from future offerings on marketing and promotional expenditures for our website, which may not be successful in generating any awareness of our website. We must establish, maintain and enhance the Cyberspace Vita, Inc. name to attract customers to our website and to generate revenues from product sales. Name recognition and customer loyalty will become increasingly important as more companies with established brands in online services or vitamins, nutritional supplements and minerals offer competing services on the Internet. Development of the Cyberspace Vita, Inc. name will depend largely on our success in providing a quality online shopping experience supported by high levels of customer service.

We will need additional capital to fund our expected needs for working capital and capital expenditures

We require substantial capital to fund our business. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. We may need to raise additional funds prior to the end of this next period; and, if additional capital is required, we expect to attempt to sell additional shares though private placements of our stock. If we raise future capital in private offerings, depending on the terms of the private offerings, it may dilute the holdings of investors who purchase our shares in this offering beyond the dilution figures we have presented in this prospectus. We cannot be certain that additional financing will be available to us when required on favorable terms or at all. Our inability to obtain adequate capital would limit our ability to achieve the level of corporate growth that we believe to be necessary to succeed in our business.

We depend on our two officers who comprise the entire management team at the present time

Our success depends on hiring, retaining and integrating senior management and skilled employees in order to expand our business. We have only two officers; Henry C. Casden, the President, Secretary and Director of Cyberspace Vita, Inc., and Eleanor Yarbray, the Chief Financial Officer and director, who each devote approximately 25 hours per week to our business. The loss of Mr. Casden or Mrs. Yarbray could slow the growth of our business.

We do not have an encrypted link for credit card sales and we may not be able to generate sales if our website and systems are not as convenient or secure as the sites of our competitors

We must continually improve and enhance the functionality and performance of our website, order tracking and other technical systems to provide a convenient shopping experience. We must also introduce additional or enhanced features and services from time to time to attract and retain customers. Failure to improve these systems effectively or within a reasonable period of time may cause customers to visit our website less frequently or not at all. New services or features may contain errors, and we may need to modify the design of these services to correct errors. If customers encounter difficulty with or do not accept new services or features, they may buy from other online vendors and cause our sales to decline.

We face intense competition in Internet vitamin sales

We compete with numerous resellers, manufacturers and wholesalers, including other online companies as well as retail and catalog sources. Most of our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond.

Consumers may not accept an online source for our products

Our success depends on attracting and retaining a high volume of online customers at a reasonable cost. We may not be able to convert a large number of consumers from traditional shopping methods to online shopping. Factors that could prevent or delay the widespread consumer acceptance of purchasing vitamins, nutritional supplements and minerals online, and consequently our ability to increase our revenues, include:

     -shipping charges, which do not apply to shopping at traditional retail stores;

     -delivery time associated with online orders, as compared to the immediate receipt of products at a physical store;

     -pricing that does not meet consumer expectations of finding "the lowest price on the Internet";

     -lack of consumer awareness of our online presence;

     -customer concerns about the security of online transactions and the privacy of personal health information;

     -product damage from shipping or shipments of wrong or  expired  products,
      which may result in a failure to establish customer trust in   purchasing
      our products online;

     -delays in responses to customer inquiries or in deliveries to  customers;

     -difficulty in returning or exchanging orders.

Extensive governmental regulation could limit our sales or add significant additional costs to our business

Because the online market for vitamins, nutritional supplements and minerals is relatively new, there is little common law or regulatory guidance that clarifies the manner in which government regulation impacts online sales. Governmental regulation may limit our sales or add significant additional costs to our business. The two principal federal agencies that regulate dietary supplements, including vitamins, nutritional supplements and minerals, are the Food and Drug Administration and the Federal Trade Commission. Among other matters, FDA regulations govern claims that assert the health or nutritional value of a product. Many FDA and FTC remedies and processes, including imposing civil penalties in the millions of dollars and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate the law. Similar enforcement action may also result from noncompliance with other regulatory requirements, such as FDA labeling rules. The FDA also reviews some product claims that companies must submit for agency evaluation and may find them unacceptable. State, local and foreign authorities may also bring enforcement actions for violations of these laws.

In addition, because we may sell products outside the United States, our business is also subject to the risks associated with United States and foreign legislation and regulations relating to exports. See "Business - Government Regulation" for additional discussion of the government regulations impacting our business.

The sale of vitamins and minerals involves product liability and other risks

Like any other distributor or manufacturer of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. If we do not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on our business. Cyberspace Vita, Inc. has no current product liability insurance. Manufacturers and distributors of vitamins, nutritional supplements and minerals have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, or the failure to obtain adequate insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business.

Some of our products contain innovative ingredients or combinations of ingredients, and there is little long-term experience with human consumption of these ingredients or combinations in concentrated form. In addition, interactions of these products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. Although the manufacturers may perform research and tests in connection with the formulation and production of the products that we sell, there are no conclusive clinical studies regarding many of our products. We depend upon customer perceptions about the safety and quality of our products and of similar products distributed by our competitors. The mere publication of reports asserting that a particular product may be harmful may substantially reduce or eliminate sales of the product, regardless of whether the reports are scientifically supported and regardless of whether the harmful effects would be present at recommended dosages. Vitamins, nutritional supplements and minerals are subject to sharp increases in consumer interest, which in some cases stems from discussion of particular products in the popular press.

We depend on third party shippers to deliver our products in a timely manner

Our customers cannot visit physical stores to pick up our products. Our product distribution relies instead on third-party delivery services, including the United States Postal Service and United Parcel Service. Strikes and other interruptions may delay the timely delivery of customer orders, and customers may refuse to purchase our products because of this loss of convenience.

Our present systems are inadequate to support rapid growth in user demand

Our success depends on generating a high volume of traffic to our website. However, growth in the number of users accessing our website may strain or exceed the capacity of our computer systems and lead to declines in performance or system failure. We believe that our present systems will not be adequate to accommodate rapid growth in user demand.

Increased sales volume as a result of increased traffic may exceed our supply and fulfillment capabilities. Failure to accommodate increased traffic may decrease levels of customer service and satisfaction.

Our computer and communications systems may fail or experience delays

Our success, and in particular our ability to receive and fulfill orders and provide quality customer service, depends on the efficient and uninterrupted operation of our computer systems. System interruptions may result from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts and problems related to our equipment. Our website may also experience disruptions or interruptions in service due to failures by third-party communications providers. We depend on communications providers and our website host to provide our customers with access to our website. In addition, our customers depend on their own Internet service providers for access to our website. Periodic system interruptions will occur. These occurrences may cause customers to perceive our website as not functioning properly and therefore cause them to stop using our services.

We depend on continued growth in use of the Internet and online commerce

Our success depends upon the ability of the Internet infrastructure to support increased use. The performance and reliability of the Internet may decline as the number of online users grows or bandwidth requirements increase. The Internet has experienced a variety of outages due to damage to portions of its infrastructure. If outages or delays frequently occur in the future, Internet usage and usage of our website may grow slowly or decline. Concerns about inadequate Internet infrastructure, security, reliability, accessibility, privacy and the availability of cost-effective, high-speed service also may inhibit growth in Internet usage. Even if the necessary infrastructure or technologies develop, we may incur significant costs to adapt our operating strategy. Our success also depends upon acceptance and use of online commerce as an effective medium of commerce. Widespread use of the Internet and online commerce is a recent phenomenon. A large base of consumers may not adopt and continue to use the Internet as a medium of commerce.

We may be unable to respond to rapid changes in the online commerce industry

To be competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website. Online commerce has been characterized by rapid technological change, evolving industry standards, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our website, technology and systems obsolete. We must obtain licensed technologies useful in our business, enhance our existing services, develop new services and technologies that address sophisticated and varied consumer needs, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis and address evolving customer preferences. We may experience difficulties that delay or prevent our being able to respond to these changes.

ITEM 2. DESCRIPTION OF PROPERTY.

 Cyberspace Vita, Inc. uses of the office space of the Law Offices of Henry C. Casden at 74090 El Paseo, Suite 200, Palm Desert, CA 92260, telephones and secretarial services supplied free of charge to Cyberspace Vita, Inc. The Company also owns its Internet website, and the Internet domain name, www.cyberspacevita.com.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2007, there are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

During our fiscal year ended December 31, 2007, there were no matters submitted to the Company's security holders.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The Company's common stock is currently traded on the OTC Bulletin Board System under the symbol "CYBV" since November of 2007. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.


                                                    High           Low
                                                    ----           ----
2007
        First Quarter                             $    -         $    -
        Second Quarter                            $    -         $    -
        Third Quarter                             $    -         $    -
        Fourth Quarter                            $ 0.15         $ 0.10


The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders.

As of March 7, 2008, there are 29 shareholders of record of the Company's Common Stock.

As of the date of this Form 10-KSB, a majority of the issued and outstanding shares of the Company's Common Stock held by affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. As of March 29, 2008, 4,000,000 of our presently outstanding 4,951,000 shares are deemed to be "restricted securities". In general, under Rule 144, a person (or persons whose shares are aggregated), has satisfied a six month holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

(1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

(2) When restricted securities are sold, generally there must be a six month holding period.

(3) When either restricted or nonrestricted securities are sold by an affiliate after six months, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

(4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

(5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

CAPITAL STOCK.

We are authorized to issue 100,000,000 shares of Common Stock $.001 par value. As of March 7, 2008, there were 4,951,000 common shares. All shares of Common Stock outstanding are validly issued, fully paid and non-assessable.

VOTING RIGHTS.

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

DIVIDEND POLICY.

Cyberspace Vita, Inc. has never declared or paid cash dividends on its capital stock. Cyberspace Vita, Inc. currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future.

MISCELLANEOUS RIGHTS AND PROVISIONS.

Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES.

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

In October of 2007, concurrent with the 10:1 stock split disclosed above, the new CEO cancelled 36,000,000 shares of his own stock, which has been reflected here as a donation of shares. As a result, there are 4,951,000 shares of common stock issued and outstanding.

ITEM 6. PLAN OF OPERATION

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

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our Management, Discussion and Analysis (`MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

  - EXECUTIVE SUMMARY, OVERVIEW AND DEVELOPMENT OF OUR BUSINESS. These sections provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

  - CRITICAL ACCOUNTING POLICIES. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

  - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the year ended December 31, 2007 ("Fiscal 2007") compared to the year ended December 31, 2006 ("Fiscal 2006"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

  - LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2007.

EXECUTIVE SUMMARY

Cyberspace Vita, Inc. was organized on November 7, 2006 and has not yet commenced principal operations. Cyberspace Vita, Inc. intends to launch its e-commerce site on the Internet for the purpose of engaging in the business of selling vitamins within the next fiscal year. Since the website has not been launched and has not been advertised or promoted yet, Cyberspace Vita, Inc. has virtually no operations, assets or revenue and has net losses consisting of pre-operating expenses, of $28,512. Cyberspace Vita, Inc's common stock is listed on the OTC Bulletin Board exchange under the symbol CYBV. There can be no assurance that its common stock will ever develop a market.

Our current plan of operation is to sell vitamins on the Internet. We will seek to establish an aggressive marketing plan both on the Internet and conventionally.

Domain names have been obtained for the developing website to sell our products. We plan to launch an e-commerce site, www.cyberspacevita.com by December 2008. Over the next twelve months, we plan to establish ourselves on over 1,500 Internet search engines and Internet links. We will submit our website name, description and search key words to Alta Vista, Excite, Goto.com, Lycos, Infoseek, Webcrawler, Hotbot, What-U-Seek, Infomak, Northern Light, AOL Netfind, Euroferret, PlanetSearch, Rex, Anzwers, Ibcnet, Infospace, SearchKing, UK Index, Por Find, Powercrawler, Fireball, Intersearch, and over 275 links and Internet classifieds.

DEVELOPMENT OF OUR BUSINESS

The Company was incorporated under the laws of the State of Nevada on November 7, 2006. Planned principal operations have not commenced but the Company is in the process of selling common stock to obtain capital to commence operations. As we have not yet commenced principle operations we consider ourselves a shell company.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our Plan of Operation. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Due to the life cycle stage of our Company every balance sheet account has inherent estimates.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

Results of operations consist of the following:


                             December 31,	December 31,	$ Change	% Change
				2007		    2006
			     -----------	-----------	--------	--------
Revenue                      $	       -	$	  -	$      -	$     0%
Professional fees                 21,119              4,268       16,851	    395%
General and administrative         3,125                  -        3,125	    100%
   expenses
			     -----------	-----------	--------	--------
Operating loss               $   (24,244)    	$    (4,268)    $(19,976)    	  (468)%


The increase in professional fees paid during 2007 is attributable to the preparation of the quarterly and annual filings for the Securities and Exchange Commission and are expected to remain in place in order to stay current with Securities and Exchange Commission filings. Given the date of the Company's incorporation, the professional fees paid for quarterly filings for the Securities and Exchange Commission were not present in 2006. In 2006,
Cyberspace Vita, Inc. paid $4,268 in professional fees pursuant to the preparation and filing of Form SB-2.

The increase in general and administrative expenses of $3,125 is due primarily to securities exchange registration fees, corporate filing fees, and the reimbursement of corporate expenses paid by a former officer and shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The change in position of cash and accounts payable and accrued expenses, and accounts receivable consist of the following:

                        December 31,     December 31,     Difference	  %
			    2007 	     2006
			-----------	 -----------	  ----------	 ----

Cash                    $        23	 $       732   	  $     (709)	(97)%
Accounts Payable and
   Accrued Expenses     $     7,485  	 $     1,000   	  $    6,485	 649%
Cash proceeds from the
   sale of common stock	$     9,510  	 $         -	  $    9,510	 100%

We plan to focus primarily on the development of the website and establish the website on over 1,500 Internet search engines and Internet links over the next 12 months.

We have financed our operations during the year primarily through cash on hand and the sale of stock. As of December 31, 2007, we had total current liabilities of $7,485 compared to $1,000 as of December 31, 2006. The increase in total current liabilities is due to an increase in accounting and professional expenses incurred as a result of public company compliance costs. Due to the life cycle stage of the business, Accounts Payable and Accrued Expenses increased as cash was depleted. We had no long term liabilities during any of these periods.

In May 2007, the Company issued 50,600 shares of common stock for cash proceeds. These shares were sold for $0.10 per share for total consideration of $5,060. In August of 2007, the Company issued 44,500 shares of common stock for cash proceeds. These shares were sold for $.10 per share for total consideration of $4,450.

We had $23 cash on hand as of December 31, 2007 compared to $732 as of December 31, 2006. Cash decreased 97% as of December 31, 2007 due to the payment of professional fees and other administrative costs pursuant to compliance as a public company. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions. Without additional cash infusion, we will have great difficulty in launching our website and commencing principal operations by the end of fiscal year 2008.

ITEM 7. FINANCIAL STATEMENTS.

                            CYBERSPACE VITA, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                             FINANCIAL STATEMENTS

                              DECEMBER 31, 2007
                              DECEMBER 31, 2006

                            CYBERSPACE VITA, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                   CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON THE
FINANCIAL STATEMENTS                                                      F-1
-----------------------------------------------------------------------------



CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                         F-2

   Statements of Operations                                               F-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                               F-5

   Notes to the Financial Statements                                    F-6-8
-----------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheets of Cyberspace Vita, Inc. as of December 31, 2007 and December 31, 2006, and the related statement of operations, stockholders' equity (deficit), and cash flows from inception (November 7, 2006) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2007 and December 31, 2006, and the results of its operations and cash flows from inception (November 7, 2006) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ De Joya Griffith & Company, LLC
-----------------------------------
De Joya Griffith & Company, LLC

Henderson, NV
March 6, 2008







                2580 Anthem Village Drive, Henderson, NV  89052
            Telephone (702) 588-5960  -  Facsimile (702) 588-5979




                                                   CYBERSPACE VITA
                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                                    BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                            2007             2006
                                                                                       _____________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $          23     $        732
                                                                                       _____________     ____________

                   Total assets                                                        $          23     $        732
                                                                                       =============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                                  $       7,485     $          -
     Loans due to shareholders                                                                     -            1,000
                                                                                       _____________     ____________
            Total current liabilities                                                          7,485            1,000
                                                                                       _____________     ____________
                   Total liabilities                                                           7,485            1,000

COMMITMENTS & CONTINGENCIES                                                                        -                -
STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value; authorized 100,000,000 shares;
        issued and outstanding: 4,951,000 and 4,000,000 shares
        at December 31, 2007 and 2006, respectively                                            4,951            4,000
     Additional paid-in capital                                                               16,099                -
     Accumulated deficit                                                                     (28,512)          (4,268)
                                                                                       _____________     ____________
            Total stockholders' deficit                                                       (7,462)            (268)
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' deifict                                               $          23     $        732
                                                                                       =============     ============


See Accompanying Notes to the Financial Statements.

                                     F-2



              			      CYBERSPACE VITA, INC.
          			(A DEVELOPMENT STAGE ENTERPRISE)
              			     STATEMENTS OF OPERATIONS




							From inception
				 For the Year Ended	For the Year Ended	November 7, 2006 to
				 December 31, 2007	December 31, 2006	December 31, 2007
				 ------------------	------------------	-------------------

Revenues			 $          	  -   	$         	 -   	$	          -

Operating Expenses:
   Professional fees			     21,119 		     4,268		     25,387
   General and administrative	              3,125   		         -		      3,125
				 ------------------	------------------	-------------------
					     24,244		     4,268		     28,512

Operating Loss		            	    (24,244)		    (4,268)		    (28,512)
				 ------------------	------------------	-------------------
Net(Loss)			 $    	    (24,244)	$	    (4,268)	$	    (28,512)
				 ==================	==================	===================

Net loss per common share -
   basic and diluted		 $            (0.01)    $     	     (0.00)
				 ==================	==================
Weighted average number of
   common shares outstanding		  4,470,126		 4,000,000
				 ==================	==================





See Accompanying Notes to the Financial Statements.





               					CYBERSPACE VITA, INC.
          				 (A DEVELOPMENT STAGE ENTERPRISE)
         				 STATEMENT OF STOCKHOLDERS' EQUITY



								Additional	Accumulated
	 			      Common Stock 		Paid In 	Deficit During
	 		       Shares 	 	    Amount 	Capital 	Exploration Stage	Total
			       ----------	----------	-----------	-----------------	--------


Balance at November 7, 2006		-	$        -	$         -	$         	-	$      -

Common stock sold for cash     40,000,000   	$   40,000   	    (36,000)			-   	   4,000
Net loss				-		 -		  -		   (4,268)	  (4,268)
			       ----------	----------	-----------	-----------------	--------
Balance at December 31, 2006   40,000,000   	$   40,000   	$   (36,000)	$  	   (4,268)   	$   (268)
			       ----------	----------	-----------	-----------------	--------
Common stock sold for cash	  951,000 	       951	      8,559		 	-	   9,510

Capital contributed through
   the forgiveness of debt		-	   	 -	      7,540			-	   7,540

Donation of shares 	      (36,000,000)    	   (36,000)	     36,000		 	-	       -
Net loss				-	    	 -	 	  -	   	  (24,244)	 (24,244)
			       ----------	----------	-----------	-----------------	--------
Balance at December 31, 2007 	4,951,000 	$    4,951 	$    16,099	$	  (28,512)	$ (7,462)
			       ==========	==========	===========	=================	========

See Accompanying Notes to the Financial Statements.




                  CYBERSPACE VITA, INC.
            (A DEVELOPMENT STAGE ENTERPRISE)
                STATEMENTS OF CASH FLOWS



									From inception
				 		For the Year Ended	For the Year Ended	November 7, 2006 to
				 		December 31, 2007	December 31, 2007	December 31, 2007
				 		------------------	------------------	-------------------
Cash Flows from Operating Activities:
Net Loss	 				$          (24,244)	$           (4,268)	$           (28,512)

Adjustments to reconcile net loss to
   net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable				     7,485 			 - 		      7,485
				 		------------------	------------------	-------------------
Net cash used in operating activities			   (16,759)		    (4,268)		    (21,027)

Cash flows used in Investing Activities:
Net cash used in investing activities	                 	 -		         -		          -

Cash flows provided by Financing Activities:
Increase in due to shareholders				     6,540 		     1,000 		      7,540
Proceeds from sale of stock				     9,510 		     4,000 		     13,510
				 		------------------	------------------	-------------------
Net cash provided by financing activities		    16,050 		     5,000 		     21,050

Net increase (decrease) in cash				      (709) 		       732 			 23
Cash, beginning of year					       732	  		 - 		          -
				 		------------------	------------------	-------------------
Cash, end of year	 			$              	23	$              732 	$              	 23
						==================	==================	===================
Cash paid for:
Interest	 				$                -    	$                -   	$                 -
Income Taxes	 				$                -   	$                -   	$                 -

Non-cash Transactions:

Capital contributed from the
   cancellation of common stock	 		$           36,000 	$                - 	$            36,000

See Accompanying Notes to the Financial Statements.




                             CYBERSPACE VITA, INC.
                       (A DEVELOPMENT STAGE ENTERPISE)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Cyberspace Vita, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to provide sales of vitamins and mineral supplements on the Internet.

The Company has been in the development state since its formation on November 7, 2006. Planned principal operations have not commenced but the Company is in the process of selling common stock to obtain capital to commence operations. As we have not yet commenced principle operations we consider ourselves a shell company with nominal assets.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $24,244 and $4,268 for the years ended December 31, 2007 and 2006, respectively, and a working capital deficiency of $7,462 and $268 at December 31, 2007 and 2006, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RECLASSIFICATION
Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Specifically, we have reclassified a portion of general and administrative expenses to professional fees for the year ended December 31, 2006 and the period from Inception, November 7, 2006 to December 31, 2007.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH
Cyberspace Vita, Inc. considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. Cyberspace Vita, Inc. currently has no cash equivalents.

INCOME TAXES
Cyberspace Vita, Inc. has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes"("SFAS 109") SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

REVENUES
Revenues are recognized and recorded when ordered goods are paid for by credit card. Expenses are realized and recorded when invoiced.

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November

                             CYBERSPACE VITA, INC.
                       (A DEVELOPMENT STAGE ENTERPISE)
                       NOTES TO THE FINANCIAL STATEMENTS

15, 2007 and will be adopted by the Company in the first quarter of fiscal year
2008.   We  do  not  expect that the adoption of SFAS 157 will have a  material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS No. 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)" ("SFAS No. 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

NOTE 2. STOCKHOLDERS' EQUITY

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

In October of 2007, concurrent with the 10:1 stock split disclosed above, the new CEO cancelled 36,000,000 shares of his own stock, which has been reflected here as a donation of shares. As a result, there are 4,951,000 shares of common stock issued and outstanding.

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss. Earnings per share calculations reflect the results of a 10:1 forward stock split executed in October 2007. Furthermore, the earnings per share calculations reflect the cancellation of shares by the CEO in the fourth quarter.

NOTE 4. INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As of December 31, 2007 we have fully allowed for any deferred tax assets as management has detemined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards.

                             CYBERSPACE VITA, INC.
                       (A DEVELOPMENT STAGE ENTERPISE)
                       NOTES TO THE FINANCIAL STATEMENTS

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:


                                      2007         2006
				    --------	--------
Net operating loss carry forward    $ 10,000    $  1,500
Valuation allowance                  (10,000)     (1,500)
				    --------	--------
Net deferred tax asset              $      - 	$      -
				    ========	========

    A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

								  SINCE
                                     2007         2006          INCEPTION
				   --------	--------	---------
Tax at statutory rate (35%)        $  8,500   	$  1,500     	$  10,000
Increase in valuation allowance      (8,500)      (1,500)         (10,000)
				   --------	--------	---------
Net deferred tax asset        	   $      - 	$      - 	$       -
				   ========	========	=========

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of filing its US federal return for the years ended December 31, 2007 and 2006. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 5. RELATED PARTY TRANSACTIONS

As of June 30, 2007, we had borrowed $7,540 from a shareholder. This loan was unsecured, carried no interest, and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company. The Company had no other transactions with related parties.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


The management of Cyberspace Vita, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   *  Pertain  to  the   maintenance  of  records  that  in  reasonable  detail
      accurately and fairly reflect the transactions and dispositions of the assets of the company;

   * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two managers who are both directors, segregation of duties is not possible at this stage in the corporate lifecycle. This is mitigated by the fact that the Chief Executive Officer and principal director owns over 80 percent of the outstanding common stock.

Based on its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The members of our board of directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our directors and executive officers is as follows:



Name                Age                      Position
-------------------------------------------------------------------
Henry C. Casden      63     Chief Executive Officer, Secretary, and
                            Director

Eleanor Yarbray      60     Chief Financial Officer, Director


The principal occupation and business experience during the last five years for each of our directors and executive officers are as follows:

Henry C. Casden, Chief Executive Officer, Secretary, and a Director, has been a practicing attorney for 38 years, and the President and Chief Operating Officer of a real estate development company for 12 years. He is responsible for the day to day operations of the business.

Eleanor Yarbray, Chief Financial Officer and Director since November 7, 2006.

The officers and directors may be deemed parents and promoters of the Company as the Securities Act of 1933 defines those terms, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the board of directors.

There are no agreements or understandings for any of our officers or directors to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

COMMITTEES OF THE BOARD OF DIRECTORS

Currently, the Company's Board of Directors does  not  have any standing audit,
nominating  or  compensation  committees,  or  committees  performing   similar
functions.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not currently have an Audit Committee or Financial Expert thereon.

CODE OF ETHICS

The Company is in the process of adopting a Code of Ethics that applies to all of our directors and officers including our principal executive officer and principal financial officer. We expect to make a Code of Ethics available to shareholders within the next quarter.

COMPENSATION OF DIRECTORS

We do not currently pay our directors for attending meetings of our Board of Directors. We also have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth for the fiscal year indicated the compensation paid by our company:

                          SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION



                                                     SUMMARY COMPENSATION TABLE

                                                                        	  Nonqualified
Name and principal                                    		 Non-Equity    	  Deferred
position                                	Stock 	Option   Incentive Plan   Compensation         All Other
                             	Salary	Bonus	Awards	Awards   Compensation     Earnings           Compensation 	Total
                         Year 	 ($)   	 ($)  	  ($)     ($)          ($)             ($)                ($)       	 ($)
			 ----	-----	-----	------	------	 --------------	  ------------	     ------------	-----
Henry C. Casden          2007     0    	  0        0	   0            0               0             	   0    	  0
Chief Executive Officer, 2006     0    	  0        0	   0            0               0            	   0    	  0
Director
Eleanor Yarbray          2007     0   	  0        0	   0            0               0             	   0   		  0
Chief Financial Officer, 2006     0       0        0	   0            0               0             	   0   		  0

Director

                                            OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


																	Equity
															Equity		Incentive
															Incentive	Plan
													  Market	Plan		Awards
													  Value		Awards:		Market or
						Equity						Number	  of		Number		Payout
						Incentive					of	  Shares	of		Value of
						Plan						Shares	  or		Unearned	Unearned
						Awards:						or Units  Units		Shares,		Shares,
		Number of	Number of	Number of					of	  of		Units or	Units or
		Securities	Securities	Securities					Stock	  Stock		Other		Other
		Underlying	Underlying	Underlying					That	  That		Rights		Rights
		Unexercised	Unexercised	Unexercised	Option				Have	  Have		That		That Have
		Options		Options		Unearned	Exercise	Option		Not	  Not		Have Not	Not
		(#)		(#)		Options		Price		Experation	Vested	  Vested	Vested		Vested
Name		Exercisable	Unexercisable	(#)		($)		Date		(#)	  ($)		(#)		(#)
---------	-----------	-------------	-----------	--------	----------	------	  ------	---------	---------
Henry C.        0               0               0        	0       	N/A     	0      	  0             0               0
Casden
Chief
Executive
Officer,
Director

Eleanor         0            	0           	0        	0       	N/A     	0      	  0             0               0
Yarbray
Chief
Financial
Officer,
Director



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five percent of the Company as of March 7, 2008.

           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial      Percent
  Class    Owner                     Owner           of Class
-------------------------------------------------------------

Common     Henry C. Casden           4,000,000        80.79%
           74090 El Paseo
           Suite 200
           Palm Desert, CA 92260



The total of our outstanding Common Shares as of March 7, 2008 are held by 29 shareholders of record.

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers of the Company as of March 7, 2008.


           Name and                  Amount and
           Address of                Nature of
Title of   Beneficial                Beneficial     Percent
  Class    Owner                     Owner          of Class
-------------------------------------------------------------
Common     Henry C. Casden          4,000,000        80.79%
           74090 El Paseo
           Suite 200
           Palm Desert, CA 92260


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.

ITEM 13. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation S-B:



31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley
        Section 302.

31.2    Certification by Chief Financial Officer pursuant to Sarbanes Oxley
        Section 302.

32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350

32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C.
        Section 1350


MATERIAL CONTRACTS

None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $9,000 and $5,000, respectively, for the years ended December 31, 2007 and December 31, 2006.

AUDIT RELATED FEES

The Company did not incur any audited related fees and services not included Audit Fees above for the fiscal years ended December 31, 2007 or 2006.

ALL OTHER FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2007 or 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: MARCH 7, 2008

                             CYBERSPACE VITA, INC.

BY: /S/ HENRY C. CASDEN
    -------------------
        HENRY C. CASDEN
        CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)


BY: /S/ ELEANOR YARBRAY
    -------------------
        ELEANOR YARBRAY
        CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     SIGNATURE                        TITLE                       DATE

/S/ HENRY C. CASDEN       CHIEF EXECUTIVE OFFICER             MARCH 7, 2008
-------------------       (PRINCIPLE EXECUTIVE OFFICER)
    HENRY C. CASDEN


/S/ ELEANOR YARBRAY       CHIEF FINANCIAL OFFICER             MARCH 7, 2008
-------------------       (PRINCIPLE FINANCIAL OFFICER)
    ELEANOR YARBRAY