Form 10QSB
period 2008-03-31
Cyberspace Vita, Inc.
filed 2008-04-11
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

Check whether  the  issuer (1) has filed all reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 4,951,000 shares of Common stock issued and outstanding as of April 1, 2008.

There were 951,000 shares of Common Stock issued and outstanding to non-affiliates as of April 1, 2008.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               TABLE OF CONTENTS


                                                                        Page

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements                                         4
Item 2.      Management's Discussion and Analysis or Plan of Operation    9
Item 3A(T).  Controls and Procedures                                      9

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings                                           10
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds 10
Item 3.      Defaults Upon Senior Securities                             10
Item 4.      Submission of Matters to a Vote of Security Holders         10
Item 5.      Other Information                                           10
Item 6.      Exhibits                                                    11

SIGNATURES                                                               12

                                    PART I
                            FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
               MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007



                                                                                         MARCH 31,       DECEMBER 31,
                                                                                            2008             2007
                                                                                        (UNAUDITED)       (AUDITED)
                                                                                       _____________     ____________
ASSETS

CURRENT ASSETS
     Cash                                                                              $           -     $         23
                                                                                       _____________     ____________
	Total assets                                                        	       $           -     $         23
                                                                                       =============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                  $      18,933     $      7,485
     Bank overdraft                                                                               13                -
                                                                                       _____________     ____________
        Total current liabilities	                                                      18,946            7,485
                                                                                       _____________     ____________
        Total liabilities		                                                      18,946            7,485

COMMITMENTS & CONTINGENCIES                                                                        -                -
STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value; authorized 100,000,000 shares;
        issued and outstanding: 4,951,000 shares at March 31, 2008
        and December 31, 2007, respectively                                                    4,951            4,951
     Additional paid-in capital                                                               16,099           16,099
     Accumulated deficit during development stage                                            (39,996)         (28,512)
                                                                                       _____________     ____________
            Total stockholders' deficit                                                      (18,946)          (7,462)
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' deficit                                                $          -     $         23
                                                                                       =============     ============


                                  See Accompanying Notes to the Financial Statements



                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007
    AND FOR THE PERIOD FROM NOVEMBER 7, 2006 (INCEPTION) TO MARCH 31, 2008

                                  (UNAUDITED)



									       FROM INCEPTION
                                                                      	     (NOVEMBER 7, 2006)
                                        	THREE MONTHS ENDED           	      TO
                                	MARCH 31, 2008     MARCH 31, 2007      MARCH 31, 2008
					--------------	   --------------      --------------

Revenues                          	$            -	   $            -      $            -

Operating Expenses:
      Professional fees                         11,448              5,500              36,835
      General and administrative                    36                104               3,161
					--------------	   --------------      --------------
                                           	11,484              5,604              39,996

Operating Loss                                 (11,484)            (5,604)            (39,996)
					--------------	   --------------      --------------
Net Loss                         	$      (11,484)    $       (5,604)     $      (39,996)
					==============	   ==============      ==============
Net loss per common share -
      basic and diluted          	$        (0.00)    $        (0.00)
					==============	   ==============      ==============
Weighted average number of
      common shares outstanding              4,951,000          4,000,000
					==============	   ==============      ==============



                See accompanying notes to financial statements

                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007
    AND FOR THE PERIOD FROM NOVEMBER 7, 2006 (INCEPTION) TO MARCH 31, 2008


                                  (UNAUDITED)


                                                                                    	 FROM INCEPTION
                                                     	 FOR THE THREE MONTHS ENDED     NOVEMBER 7, 2006
                                                             	  MARCH 31,		       TO
                                                            2008            2007         MARCH 31, 2008
							-----------	-----------	 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       	$   (11,484)	$    (5,604)	 $      (39,996)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Changes in operating assets and liabilities:
       Increase in accounts payable                          11,448               -              18,933
							-----------	-----------	 --------------
       Net cash used in operating activities                    (36)         (5,604)            (21,063)
							-----------	-----------	 --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash used in investing activities                          -               -                   -
							-----------	-----------	 --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in due to shareholder                                 -           5,000               7,540
   Proceeds from the sale of common stock                         -               -              13,510
   Bank overdraft                                                13               -                  13
							-----------	-----------	 --------------
      Net cash provided by financing activities                  13           5,000              21,063

Net decrease in cash                                            (23)           (604)                  -
Cash, beginning of the period                                    23             732                   -
							-----------	-----------	 --------------
Cash, end of the period                             	$         -	$       128      $            -
							===========	===========	 ==============
Cash paid for:
     Interest                                       	$         -	$         -      $            -
     Income Taxes                                   	$         -	$         -      $            -



                See accompanying notes to financial statements

                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2008
                                  (UNAUDITED)






NOTE 1.	BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT
	ACCOUNTING POLICIES

Basis of Presentation and Organization
The accompanying Condensed Financial Statements of Cyberspace Vita, Inc. (the "Company") should be read in conjunction with the Company's audited financial statements in our 2007 Form 10-KSB. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Financial Statements and the related footnotes are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed balance sheet of the Company at March 31, 2008, the condensed results of its operations and cash flows for the three months ended March 31, 2008 and 2007 and November 7, 2006 (inception) through March 31, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The Company was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State o f Nevada including, without limitation, to provide sales of vitamins and mineral supplements on the Internet.

The Company has been in the development stage since its formation on November 7, 2006. Planned principal operations have not commenced but the Company has raised certain capital in an attempt to commence operations. If the Company is unable to raise the required capital, the Company would intend to explore potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. As we have not yet commenced principal operations we consider ourselves a shell company and a Development Stage Company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") "Accounting and Reporting by Development Stage Enterprises."

As used in these Notes to the Condensed Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Cyberspace Vita, Inc.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $11,484 for the three months ended March 31, 2008, and a working capital deficiency of $18,946 at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2008
                                  (UNAUDITED)



NOTE 2.	STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares of common stock with a .001 par value.

The Company did not engage in any equity transactions in the first quarter of 2008.

NOTE 3.	INCOME TAXES

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

As of March 31, 2008 and December 31, 2007 we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards.

The components of the Company's deferred tax asset as of March 31, 2008 and December 31, 2007 are as follows:


                                   MARCH 31,     DECEMBER 31,
				     2008	    2007
				   --------	 -----------
Net operating loss carry forward   $ 14,000    	 $    10,000
Valuation allowance                 (14,000)         (10,000)
				   --------	 -----------
Net deferred tax asset         	   $      - 	 $         -
				   ========	 ===========

    A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                 MARCH 31,    DECEMBER 31, 	  SINCE
				   2008		 2007		INCEPTION
				 --------     -----------	---------
Tax at statutory rate (35%)      $  4,000     $     8,500       $  14,000
Increase in valuation allowance    (4,000)         (8,500)        (14,000)
				 --------     -----------	---------
Net deferred tax asset         	 $      -     $         - 	$       -
				 ========     ===========	=========


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

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. The Company has recently filed its US federal return for the years ended December 31, 2007 and 2006.

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

EXECUTIVE SUMMARY AND OVERVIEW

Cyberspace Vita, Inc. was organized on November 7, 2006. The Company has contracted for the construction of an e-commerce website by which it has planned to engage in the selling of vitamins on the Internet, however, planned operations have not commenced, and absent an infusion of funding, will not commence. In the alternative, the Company would intend to explore potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-KSB for the period ended December 31, 2007 .

DEVELOPMENT OF OUR BUSINESS

The Company was incorporated under the laws of the State of Nevada on November 7, 2006. Planned principal operations have not commenced and we consider ourselves a shell company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2007.

As of March 31, 2008, we have not launched the website and therefore have not generated revenues.


                                        MARCH 31, 2008		MARCH 31, 2007		$ Change	% Change
					--------------		--------------		--------	--------
Revenue                             	$            - 		$            - 		$      -     	      0%
Professional fees                               11,448                   5,500             5,948      	    108%
General and administrative expenses                 36                     104               (68)   	   (65)%
					--------------		--------------		--------	--------
Operating loss                      	$      (11,484)     	$       (5,604)    	$ (5,880)      	    105%

The professional fees increased by roughly $6,000 or 108% from $5,500 to $11,448 primarily because of annual audit fees which were not incurred in the first quarter of 2007, given the timing of the Company's incorporation and SB-2 filing. In addition, in the first quarter of 2008, the Company incurred roughly $1,500 in income tax filing fees.

General  and  administrative  expenses  have  remained  consistent  given   the
Company's lack of operations.

LIQUIDITY AND CAPITAL RESOURCES


                                        MARCH 31, 2008		DECEMBER 31, 2007	$ Change	% Change
					--------------		-----------------	--------	--------
Cash                                    $            -          $              23       $    (23)         (100)%
Accounts payable and accrued expenses   $       18,933    	$           7,485 	$ 11,448      	    153%
Cash proceeds from the sale of common   $            -          $           9,510  	$ (9,510)   	  (100)%
  stock


We have financed our operations during the quarter through proceeds from previous stock sales and cash on hand. As of March 31, 2008, we had total current liabilities of $18,933 compared to $7,485 as of December 31, 2007. The increase in total current liabilities is due to an increase in Accounts payable of $11,448 in the first quarter. Accounts payable increased because of annual accounting, audit, and tax preparation fees incurred. We had no long term liabilities during any of these periods.

No stock was issued in the first quarter of 2008.

We had $0 cash on hand as of March 31, 2008 compared to $23 as of December 31, 2007. Our cash reserves were depleted in the fourth quarter of 2007 due to the reimbursement of expenses paid by a former shareholder. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(2) Corporate action.

On April 3, 2008, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval for the following actions:

       1)    To  ratify  certain   past  actions  of  the  Company  which  were
             previously approved by the Company's Board of Directors; and

       2) Authorization to the Company's Board of Directors to amend the Company's Articles of Incorporation to effect a reverse stock split of the Company's common stock at a time to be determined in the future prior to April 15, 2009.

Thereafter, on April 3, 2008, pursuant to the By-Laws of the Company and applicable Nevada law, a certain principal stockholder of the Company holding 4,000,000 shares of Common Stock, representing approximately 80.8% of the total issued and outstanding shares of the Company's common stock, adopted resolutions (1) to ratify the past action of the Company which was previously approved by the Company's Board of Directors to implement a ten for one split of the Company's common shares on October 15, 2007 and (2) to authorize the Board of Directors, in its sole discretion, to effect a reverse split of the Company's common stock based upon a ratio of not less than one-for-ten nor more than one-for-twenty shares at any time prior to April 15, 2009. In addition, notwithstanding approval of this proposal by the stockholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by the stockholders.

The foregoing actions will become effective following the filing of a definitive Schedule 14C Information Statement with the Securities and Exchange Commission and twenty (20) days following the mailing of said Information Statement to the Company's shareholders. The Company anticipates mailing the definitive Information Statement to its shareholders on or about April 15, 2008.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.

Exhibit    Description
No.
-------	   -----------
31.1       Certification of  Principal  Executive  Officer  filed  pursuant  to
	   Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of  Principal  Financial  Officer  filed  pursuant  to
	   Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CYBERSPACE VITA, INC.


     DATED: April 11, 2008            BY: /s/ HENRY C. CASDEN
                                      -----------------------
                                      HENRY C. CASDEN
                                      CHIEF EXECUTIVE OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER)



     DATED: April 11, 2008            BY: /s/ ELEANOR YARBRAY
                                      -----------------------
                                      ELEANOR YARBRAY
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)