Form 10-Q
period 2008-06-30
Cyberspace Vita, Inc.
filed 2008-08-08
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 2008

                      Commission File Number: 333-141929


                             CYBERSPACE VITA, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Nevada                                               14-1982491
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                              122 Ocean Park Blvd.
                                   Suite 307
                        Santa Monica, California 90405
                   ----------------------------------------
                   (Address of principal executive offices)



                                (310) 396-1691
              --------------------------------------------------
              Registrant's telephone number, including area code



                 74090 El Paseo Ste 200, Palm Desert, CA 92260
                 ---------------------------------------------
                  Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large Accelerated    Accelerated      Non-Accelerated Filer  Smaller Reporting
Filer [ ]            Filer [ ]        Filer [ ]              Company [X]
				      (Do not check if a
				      smaller reporting
				      company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock $.001 par value

There are 4,951,000 shares of common stock outstanding as of July 31, 2008.



			       TABLE OF CONTENTS				PAGE
                               _________________				____




                                        PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS						F-1 - F-7
ITEM 2.    MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION	2
ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		6
ITEM 4A(T).CONTROLS AND PROCEDURES						7


                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS							7
ITEM 1A    RISK FACTORS								7
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES				7
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES					7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			7
ITEM 5.    OTHER INFORMATION							7
ITEM 6.    EXHIBITS								8

SIGNATURES									8



                        PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

                                                                             AS OF         AS OF
                                                                            JUNE 30,    DECEMBER 31,
                                                                              2008          2007
                                                                           (UNAUDITED)   (AUDITED)
									   ----------	-----------
         ASSETS

CURRENT ASSETS
Cash                                                                       $        -   $        23
 									   ----------	-----------
TOTAL ASSETS                                                               $        -   $        23
									   ==========	===========
         LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                           $       25   $     7,495
Convertible note payable-related party                                          8,111             -
									   ----------	-----------
TOTAL CURRENT LIABILITIES                                                       8,136         7,495
									   ----------	-----------
TOTAL LIABILITIES                                                               8,136         7,495

STOCKHOLDERS'  DEFICIT

Preferred stock, ($.001 par value, 10,000,000 shares authorized;
  none issued and outstanding)             					    -             -
Common stock, ($.001 par value, 100,000,000 shares authorized;
  4,951,000 shares outstanding as         					4,951         4,951
of June 30, 2008 and December 31, 2007)
Additional paid-in capital                                                     35,705        16,099
Deficit accumulated during development stage                                  (48,792)      (28,512)
									   ----------	-----------
TOTAL STOCKHOLDERS' DEFICIT                                                    (8,136)       (7,462)
									   ----------	-----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                  $        -   $        23
									   ==========	===========

                See accompanying notes to financials statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                      NOV. 7,
                                                                                                      2006
                                               THREE MOS.   THREE MOS.   SIX MOS.      SIX MOS.       (INCEPTION)
                                               ENDED        ENDED        ENDED         ENDED          THROUGH
                                               JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,       JUNE 30,
                                               2008         2007         2008          2007           2008
					       ----------   ----------	 -----------   ------------   ------------

REVENUES                                       $        -   $        -   $         -   $          -   $          -
					       ----------   ----------	 -----------   ------------   ------------
OPERATING EXPENSES
Professional fees                                       -        6,288        11,448         11,788         36,835
General and administrative                          8,796           51         8,832            155         11,957
					       ----------   ----------	 -----------   ------------   ------------
NET OPERATING EXPENSES                              8,796        6,339        20,280         11,943         48,792
					       ----------   ----------	 -----------   ------------   ------------
NET LOSS                                       $  (8,796)   $  (6,339)   $  (20,280)   $   (11,943)   $   (48,792)
					       =========    =========	 ==========    ===========    ===========
BASIC LOSS PER SHARE                           $   (0.00)   $   (0.00)   $    (0.00)   $     (0.00)   $     (0.00)
					       =========    =========	 ==========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES       4,951,000    4,017,991     4,951,000      4,008,996
OUTSTANDING - BASIC			       =========    =========	 ==========    ===========





                See accompanying notes to financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         SIX MONTHS    SIX MONTHS   NOV. 7, 2006
                                                            ENDED         ENDED      (INCEPTION)
                                                          JUNE 30,      JUNE 30,      THROUGH
                                                            2008          2007        JUNE 30,
                                                                                        2008
							 ----------   ----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $  (20,280)  $  (11,943)  $    (48,792)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable                      (7,460)         600             25
							 ----------   ----------   ------------
NET CASH USED IN OPERATING ACTIVITIES                    $  (27,740)  $  (11,343)  $    (48,767)
							 ----------   ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible note payable - related party        8,111            -          8,111
Increase in due to shareholders                                   -        6,540          7,540
Additional paid-in capital                                   19,606            -         19,606
Proceeds from sale of common stock                                -        5,060         13,510
							 ----------   ----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    27,717       11,600         48,767
							 ----------   ----------   ------------
NET INCREASE (DECREASE) IN CASH                                 (23)         257              -

CASH AT BEGINNING OF PERIOD                                      23          732              -
							 ----------   ----------   ------------
CASH AT END OF PERIOD                                    $        -   $      989   $          -
							 ==========   ==========   ============
Supplemental cash flow information:

Cash paid during period for interest                     $        -   $        -   $          -
							 ==========   ==========   ============
Cash paid during period for income taxes                 $        -   $        -   $          -
							 ==========   ==========   ============

                See accompanying notes to financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2008
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

BUSINESS DESCRIPTION

The Company was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to provide sales of vitamins and mineral supplements on the Internet.

The Company has been in the development stage since its formation on November 7, 2006. The Company has raised certain capital in an attempt to commence operations, however it has not done so. The Company's current business plan is to explore potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. As we have not yet commenced principal operations we consider ourselves a shell company and a Development Stage Company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") "Accounting and Reporting by Development Stage Enterprises."

As used in these Notes to the Condensed Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Cyberspace Vita, Inc.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a December 31 year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2008, the Company had no cash or cash equivalents

C. USE OF ESTIMATES

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2008
                                  (UNAUDITED)



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

D. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For all periods presented the Company has sustained losses, which would make use of equivalent shares anti-dilutive.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $39,996 during the period of November 7, 2006 (inception) to June 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2008
                                  (UNAUDITED)



NOTE 4.  RELATED PARTY TRANSACTIONS

On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. The principal balance of the convertible promissory note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company's common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company's common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and replacement notes in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited ("FHM"), a shareholder who owns 80.79% of the issued and outstanding shares of common stock of the Company. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Pursuant to the terms of the Services Agreement, FHM shall provide the following services to the Company:

(a) FHM will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company's management, FHM will provide strategic advisory services relative to the achievement of the Company's business plan;

(c) FHM will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d) FHM will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals.

(e) FHM will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f) FHM will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

(g) At the request of the Company's management, FHM will provide advisory services related to corporate governance and matters related to the maintenance of the Company's status as a publicly-reporting company; and

(h) At the request of the Company's management, FHM will assist the Company in satisfying various corporate compliance matters.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2008
                                  (UNAUDITED)


NOTE 5.  INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance offsetting all deferred tax assets.

NOTE 6.  ADDITIONAL PAID-IN CAPITAL

During the quarter ended June 30, 2008, Fountainhead Capital Management Limited contributed $19,606 as additional paid-in capital for which no new shares were issued.

NOTE 7 .  STOCKHOLDERS' DEFICIT

The   stockholders'   deficit  section of the Company  contains  the  following
classes of capital stock as of July 15, 2008:

     * Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0-shares issued and outstanding.

     *    Common stock, $0.001  par   value:  100,000,000   shares  authorized;
4,951,000 shares issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8.  CHANGE OF CONTROL

The Company and Henry C. Casden (the "Seller"), who was a record holder of 4,000,000 shares of the Company's common stock, (the "Shares") (comprising approximately 80.8% of the Company's issued and outstanding common stock) entered into a Stock Purchase Agreement dated as of April 15, 2008 and effective as of May 5, 2008, with Fountainhead Capital Management Limited (the "Purchaser"), pursuant to which the Seller agreed to sell to the Purchaser the Shares for a purchase price in the aggregate amount of $400,000, less the amount of capital contributed to the Company by the Purchaser as detailed in
Note 6, above. The sale represents a change of control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

OVERVIEW

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2007.

PLAN OF OPERATION

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

From inception, the Company's business plan was to construct an e-commerce website by which we intended to engage in the sale of vitamins on the Internet. The Company has now discontinued its prior business and changed its business plan. The Company's business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. We anticipate no operations unless and until we complete a business combination as described above.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007.

As of June 30, 2008, we have not generated any revenues.

					JUNE 30, 2008         JUNE 30, 2007       $ Change        % Change
					-------------         -------------       --------	  --------
Revenue                                 $           -         $           -       $      -             0 %
Professional fees                                   -                 6,228         (6,228)         (100)%
General and administrative                      8,796                    51          8,745        17,147 %
expenses				-------------         -------------       --------	  --------
Operating loss                          $      (8,796)        $      (6,339)      $  2,457         38.76 %

The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007.

As of June 30, 2008, we have not generated any revenues.

                                        JUNE 30, 2008         JUNE 30, 2007       $ Change        % Change
					-------------         -------------       --------	  --------
Revenue                                 $           -         $           -       $      -             0 %
Professional fees                              11,448                11,788          ( 340)        (2.88)%
General and administrative expenses             8,832                   155          8,677          5598 %
					-------------         -------------       --------	  --------
Operating loss                          $     (20,280)        $     (11,943)      $  8,337         69.81 %

The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

                                         JUNE 30, 2008         DECEMBER 31, 2007    $ Change        % Change
					 -------------         -----------------    --------	    --------
Cash                                     $                     $                    $                 (100)%
                                                     -                        23         (23)
Accounts payable and accrued expenses    $          25         $           7,485    $ (7,460)        99.66 %
Convertible note payable-related party   $       8,111                         -    $  8,111           100 %
Additional paid-in capital               $      19,606                         -    $ 19,606           100 %
Cash proceeds from the sale of common    $           -         $           9,510    $ (9,510)         (100)%
stock

We have financed our operations during the quarter through proceeds from a convertible note payable entered into with a related party in the amount of $8,111 and $19,606 additional paid in capital for which no new shares were issued. The new capital was utilized to repay accounts payable and accrued expenses.

No stock was issued in the second quarter of 2008.

We had $0 cash on hand as of June 30, 2008 compared to $23 as of December 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(8,796) for the three months ended June 30, 2008, and a working capital deficiency of $8,136 at June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

WE CURRENTLY HAVE NO OPERATING REVENUES OR EARNINGS FROM OPERATIONS.

We currently have had no operating revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

OUR MANAGEMENT DOES NOT DEVOTE ITS FULL TIME TO OUR BUSINESS AND OPERATIONS.

Our management only devotes minimal time to our business. Management does not have any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part*time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full*time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as*needed basis.

WE MAY HAVE CONFLICTS OF INTEREST WITH OUR MANAGEMENT TEAM.

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company ("Affiliated Companies") which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.


-	The interests of any Affiliated Companies  from time to time may be inconsistent in some respects with the interests of the
        Company. The nature of these conflicts of interest  may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable  for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company  have  a  fiduciary  responsibility  to the Company and its shareholders  and,  therefore,  must adhere to a standard of good faith and integrity in their dealings with  and  for  The
        Company and its shareholders.

-	The officers and directors of The  Company may serve as officers and directors of other Affiliated Companies in the future.
        The Company's officers and directors  are  required  to  devote only so much of their time to The Company's affairs as they deem appropriate, in their sole discretion. As a result, The  Company's  officers  and  directors  may  have  conflicts  of interest  in  allocating  their  management  time,  services,  and  functions  among The Company and any current and future
        Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.



-	The Affiliated Companies may compete directly or indirectly with The Company for  the  acquisition  of available, desirable combination  candidates.  There may be factors unique to The Company or an Affiliated Company which respectively  makes  it more or less desirable to a  potential  combination  candidate,  such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However,  any  such  direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management.  While  any  such resolution will be made  with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no  assurance  that  all potential  conflicts  can  be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the
        Company's management who also  are  or  will  be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated  Companies,  no  guideline exists for determining which company would make the acquisition. This poses a risk to the Company's shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap  the  rewards of the acquisition. An Affiliated
        Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both The Company and an Affiliated Company do not have the sole power (nor the power through stock ownership)  to  determine  which  company would  acquire  a  particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when * or if * an acquisition ever will be completed.

-	Certain conflicts of  interest  exist  and will continue to exist between the Company and its officers and directors due to the fact that each has other employment  or  business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order  to  make a living, notwithstanding the fact that management time should be devoted to the Company's affairs. The Company has not  established  policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management.  As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the
        Company, have already identified a combination candidate, are seeking a combination  candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet the Company's selection criteria. It is likely, however, that the combination criteria of the Company and any Affiliated Companies will be substantially identical.
        Ultimately, the Company's shareholders ultimately must rely on the fiduciary responsibility  owed  to them by the Company's officers and directors. There can be no assurance that members of management will resolve all conflicts  of interest in the
        Company's favor. The officers and directors are accountable to the Company and its shareholders as fiduciaries, which means that  they  are  legally  obligated  to  exercise good faith and integrity in handling the Company's affairs and  in  their dealings with the Company. Failure by them  to conduct the Company's business in its best interests may result in liability to them. The area of fiduciary responsibility  is  a  rapidly  developing  area  of  law,  and  persons  who have questions concerning the duties of the officers and directors to the Company should consult their counsel.


Our Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

OUR PROPOSED OPERATIONS ARE PURELY SPECULATIVE.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that the Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

WE ARE SUBJECT TO THE PENNY STOCK RULES.

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

WE MAY HAVE SIGNIFICANT DIFFICULTY IN LOCATING A VIABLE BUSINESS COMBINATION CANDIDATE.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IT IS POSSIBLE THAT THE PER SHARE VALUE OF YOUR STOCK WILL DECREASE UPON THE CONSUMMATION OF A BUSINESS COMBINATION.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current shareholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

ANY BUSINESS COMBINATION THAT WE ENGAGE IN MAY HAVE TAX EFFECTS ON US.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.         RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS


Exhibit No.   Description


31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                  SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     	CYBERSPACE VITA, INC.


Date: August 8, 2008	By:/s/ Geoffrey Alison
 			   -------------------
                           Geoffrey Alison
                           Director, CEO, President and Treasurer

                                 EXHIBIT INDEX


Exhibit No.   Description


31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.