Form 10-Q
period 2008-09-30
Cyberspace Vita, Inc.
filed 2008-11-12
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock $.001 par value

There are 4,951,000 shares of common stock outstanding as of November 1, 2008.

                               TABLE OF CONTENTS
                               _________________




                                        PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS............................ 3
ITEM 2.    MANAGEMENT'S DISCUSSION OF OPERATIONS
	   AND FINANCIAL CONDITION..................................9
ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES
	   ABOUT MARKET RISK.......................................14
ITEM 4A(T).      CONTROLS AND PROCEDURES...........................14


                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................15
ITEM 1A    RISK FACTORS............................................15
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES.................15
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........................15
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
	   SECURITY HOLDERS........................................15
ITEM 5.    OTHER INFORMATION.......................................15
ITEM 6.    EXHIBITS................................................16

SIGNATURES

                        PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS


                                                                         AS OF         AS OF
                                                                      SEPTEMBER 30  DECEMBER 31,
                                                                         2008	       2007
                                                                      (UNAUDITED)    (AUDITED)
								     ------------   -----------
	ASSETS

CURRENT ASSETS
Cash                                                                 $          -   $        23
								     ------------   -----------
TOTAL ASSETS                                                         $          -   $        23
								     ============   ===========


	LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                     $      1,981   $     7,495
Accrued interest                                                              123             -
Convertible note payable-related party                                     19,611             -
								     ------------   -----------
TOTAL CURRENT LIABILITIES                                                  21,715         7,495
								     ------------   -----------
TOTAL LIABILITIES                                                          21,715         7,495

STOCKHOLDERS'  DEFICIT

Preferred stock, ($.001 par value, 10,000,000
	  shares authorized;  none issued and
	  outstanding)                          				-             -
Common stock, ($.001 par value, 100,000,000
	  shares authorized; 4,951,000 shares
	  outstanding            					    4,951         4,951
as of September 30, 2008 and December 31, 2007)
Additional paid-in capital                                                 35,705        16,099
Deficit accumulated during development stage                              (62,371)      (28,512)
								     ------------   -----------
TOTAL STOCKHOLDERS' DEFICIT                                               (21,715)       (7,462)
								     ------------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $          -   $        23
								     ============   ===========

                See accompanying notes to financials statements





                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





												Nov. 7, 2006
				Three Mos.	Three Mos.	Nine Mos.	Nine Mos.	(Inception)
				Ended 		Ended 		Ended 		Ended 		through
				September 30, 	September 30, 	September 30, 	September 30, 	September 30,
				2008		2007		2008		2007	 	2008
				------------	------------	------------	------------	------------
Revenues	 		$	   -	$	   -	$	   -	$	   -	$	   -

Operating expenses
Professional fees	 	       3,275	       5,546	      14,723	      17,334	      40,110
General and administrative	      10,181	 	 236	      19,013	 	 391	      22,138
				------------	------------	------------	------------	------------
Operating Loss	 	 	      13,456	       5,782	      33,736	      17,725	      62,248
				------------	------------	------------	------------	------------
Other Expenses
Interest expense			 123		   -		 123		   -		 123
				------------	------------	------------	------------	------------
Total other expenses			 123		   -		 123		   -		 123

Net loss	 		$    (13,579)	$     (5,782)	$    (33,859)	$    (17,725)	$    (62,371)
				============	============	============	============	============
Basic loss per share	 	$      (0.00)	$      (0.00)	$      (0.01)	$      (0.00)
				============	============	============	============
Weighted average number of
common shares outstanding -
basic	 			   4,951,000	   4,073,817	   4,951,000	   4,030,807
				============	============	============	============






                See accompanying notes to financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          NINE MONTHS      NINE MONTHS      NOV. 7, 2006
                                                             ENDED            ENDED         (INCEPTION)
                                                         SEPTEMBER 30,    SEPTEMBER 30,       THROUGH
                                                              2008             2007         SEPTEMBER 30,
                                                                                                2008
							 ------------	  ------------	    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $    (33,859)    $    (17,725)     $    (62,371)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable                        (5,504)           3,700             1,981
Increase in accrued interest expense                              123                -               123

NET CASH USED IN OPERATING ACTIVITIES                    $    (39,240)    $    (14,025)     $    (60,267)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible note payable - related party         19,611                -            19,611
Increase in due to shareholders                                     -            6,540             7,540
Additional paid-in capital                                     19,606                -            19,606
Proceeds from sale of common stock                                  -            9,510            13,510

NET CASH PROVIDED BY FINANCING ACTIVITIES                      39,217           16,050            60,267
							 ------------	  ------------	    ------------
NET INCREASE (DECREASE) IN CASH                                   (23)           2,025                 -

CASH AT BEGINNING OF PERIOD                                        23              732                 -
							 ------------	  ------------	    ------------
CASH AT END OF PERIOD                                    $          -     $      2,757      $          -
							 ============	  ============	    ============
Supplemental cash flow information:

Cash paid during period for interest                     $          -     $          -      $          -
							 ------------	  ------------	    ------------
Cash paid during period for income taxes                 $          -     $          -      $          -
							 ------------	  ------------	    ------------

                See accompanying notes to financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2008
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2008, the Company had no cash or cash equivalents.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2008
                                  (UNAUDITED)



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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $62,371 during the period of November 7, 2006 (inception) to September 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2008
                                  (UNAUDITED)



NOTE 4.  RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company had unsecured notes outstanding from a shareholder in the aggregate amount of $19,611, together with accrued interest of $123, which represents amounts loaned to the Company to pay the Company's expenses of operation. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. The principal balance of the convertible promissory notes and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company's common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company's common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the notes shall be cancelled and replacement notes in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2008
                                  (UNAUDITED)


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

NOTE 6.  ADDITIONAL PAID-IN CAPITAL

During  the  nine  months  ended   September  30,  2008,  Fountainhead  Capital
Management Limited contributed $19,606 as additional paid-in capital for which no new shares were issued.

NOTE 7 .  STOCKHOLDERS' DEFICIT

The   stockholders'   deficit section of the  Company  contains  the  following
classes of capital stock as of September 30, 2008:

     * Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0-shares issued and outstanding.

     *    Common stock, $0.001  par   value:  100,000,000   shares  authorized;
4,951,000 shares issued and outstanding.

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8.  CHANGE OF CONTROL

The Company and Henry C. Casden (the "Seller"), who was a record holder of 4,000,000 shares of the Company's common stock, (the "Shares") (comprising approximately 80.8% of the Company's issued and outstanding common stock) entered into a Stock Purchase Agreement dated as of April 15, 2008 and effective as of May 5, 2008, with Fountainhead Capital Management Limited (the "Purchaser"), pursuant to which the Seller agreed to sell to the Purchaser the Shares for a purchase price in the aggregate amount of $400,000, less the amount of capital contributed to the Company by the Purchaser as detailed in
Note 6, above. The sale represented a change of control of the Company.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007.

As of September 30, 2008, we have not generated any revenues.


                                        SEPTEMBER 30, 2008      SEPTEMBER 30, 2007      $ Change       % Change
					------------------	------------------	--------       --------
Revenue                                 $ 		 -	$		 -	$      -            0 %
Professional fees                                    3,275                   5,546        (2,271)  	(40.9)%
General and administrative expenses                 10,181                     236         9,945       4,214.0%
Operating loss                        	$          (13,456) 	$           (5,782)     $  7,674        132.72%


The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company. The Company also incurred interest expense of $123 for the three months ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007.

As of September 30, 2008, we have not generated any revenues.

                                  SEPTEMBER 30, 2008            SEPTEMBER 30, 2007    $ Change		% Change
				  ------------------		------------------    --------		--------
Revenue                           $                -            $                -    $	     -		     0 %
Professional fees                             14,723                        17,334      (2,611) 	(15.06)%
General and administrative                    19,013                           391	18,622      	4,762.7%
expenses
Operating loss                    $          (33,736)    	$          (17,725)   $ 16,011    	 90.33 %


The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company. The Company also incurred interest expense of $123 for the nine months ended September 30, 2008.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a convertible note payable entered into with a related party in the amount of $11,500 and an increase in accounts payable of $1,956.

No stock was issued in the third quarter of 2008.

We had $0 cash on hand as of September 30, 2008 compared to $23 as of December 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(13,579) for the three months ended September 30, 2008, and a working capital deficiency of $21,715 at September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.RISK FACTORS.

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

                       		CYBERSPACE VITA, INC.


Date: November 11, 2008		By:  /s/ Geoffrey Alison
 				------------------------
                            	Geoffrey Alison
                             	Director, CEO, President and Treasurer

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