Form 10-K
period 2008-12-31
Cyberspace Vita, Inc.
filed 2009-03-16
CIK 1381240












                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   FORM 10-K


 [x] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange
                                 Act of 1934


                  for the fiscal year ended DECEMBER 31, 2008


 [ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act
                                   of 1934


       for the transition period from _______________ to _______________


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



                 		      N/A
                 ---------------------------------------------
                  Former address if changed since last report

     Securities registered under Section 12(b) of the Exchange Act:   NONE





        Securities registered under Section 12(g) of the Exchange Act:


                   COMMON STOCK, PAR VALUE $0.001 PER SHARE


Check  whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities


Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large Accelerated Filer		[ ]
Accelerated Filer		[ ]
Non-Accelerated Filer		[ ]
(Do not check if a smaller reporting company)
Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


[X] Yes [ ] No


State issuer's revenues for its most recent fiscal year: $0.00


As of February 25, 2009, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the most recent quote on the OTCBB of $.01 per share is $9,510.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,951,000 shares of common stock as of February 25, 2009.





                               TABLE OF CONTENTS

                                    PART I


ITEM 1.            BUSINESS.................................................2
ITEM 1A.           RISK FACTORS............................................10
ITEM 1B.           UNRESOLVED STAFF COMMENTS...............................15
ITEM 2.            PROPERTIES..............................................15
ITEM 3.            LEGAL PROCEEDINGS.......................................15
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....15

                                    PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
		   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
		   SECURITIES..............................................16
ITEM 6.            SELECTED FINANCIAL DATA.................................17
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATION......................17
ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		   RISK....................................................18
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............18
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		   ACCOUNTING AND FINANCIAL DISCLOSURE.....................19
ITEM 9A(T).        CONTROLS AND PROCEDURES.................................19
ITEM 9B.           OTHER INFORMATION.......................................19

                                   PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
		   GOVERNANCE..............................................20
ITEM 11.           EXECUTIVE COMPENSATION..................................21
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		   MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............21
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
		   DIRECTOR INDEPENDENCE...................................23
ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES..................24

                                    PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.................25

SIGNATURES




FORWARD LOOKING STATEMENTS

Forward-Looking Statements
    This  Annual  Report  on  Form 10-K (the "Report"), including "Management's
Discussion and Analysis of Financial  Condition  and  Results of Operations" in
Item 7 contains forward-looking statements within the meaning  of  the  Private
Securities Litigation Reform Act of 1995 regarding future events and the future results of Cyberspace Vita, Inc. and its consolidated subsidiaries (the
"Company") that are based on management's current expectations, estimates, projections and assumptions about the Company's business. Words such as "expects," "anticipates," "intends," "plans," "believes," "sees," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the "Risk
Factors" section in Item 1A, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.
                                    PART I

ITEM 1.  BUSINESS.

BACKGROUND

Cyberspace Vita, Inc. was  organized  on   November  7,  2006.    The Company's
original  business  plan was to create and conduct an online business  for  the sale of vitamins and  supplements,  however,  the  Company  never generated any meaningful  revenues,  On  May  5,  2008,  the Company discontinued  its  prior business and changed its business plan.

The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company's principal shareholders are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.


The Company's  search  is  directed  toward  small and medium-sized enterprises which  have  a  desire to become public corporations  and  which  are  able  to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and  other requirements in order to qualify shares for trading on
NASDAQ SmallCap Market or a stock exchange (See "Investigation and Selection of
Business  Opportunities").   The   Company   anticipates   that   the  business
opportunities  presented to it may (i) be recently organized with no  operating history, or a history  of  losses attributable to under-capitalization or other factors; (ii) be experiencing  financial or operating difficulties; (iii) be in need of funds to develop a new product  or  service  or  to  expand  into a new market; (iv) be relying upon an untested product or marketing concept;  or  (v)
have  a  combination  of the characteristics mentioned in (i) through (iv). The
Company  intends  to concentrate  its  acquisition  efforts  on  properties  or businesses that it  believes  to  be  undervalued.  Given  the  above  factors, investors  should  expect that any acquisition candidate may have a history  of losses or low profitability.

The  Company  does  not   propose   to   restrict  its  search  for  investment
opportunities  to  any  particular geographical  area  or  industry,  and  may, therefore, engage in essentially  any  business,  to  the extent of its limited
resources.   This  includes  industries  such  as  service,  finance,   natural
resources,  manufacturing,   high  technology,  product  development,  medical,
communications  and  others. The  Company's  discretion  in  the  selection  of business opportunities  is  unrestricted,  subject  to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

It  is  anticipated  that  business opportunities will come  to  the  Company's
attention  from  various  sources,   including   its   principal  shareholders,
professional  advisors  such as attorneys and accountants,  securities  broker-
dealers, venture capitalists,  members  of  the financial community, and others
who   may   present   unsolicited  proposals.  The  Company   has   no   plans,
understandings, agreements,  or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers, directors or principal shareholders are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into such a transaction if:


    1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

    2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

    3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders' analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financial resources. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.


The analysis of business opportunities will be undertaken by or under the supervision of the Company's principal shareholders, who are not professional business analysts. Although there are no current plans to do so, the Company might hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since the Company has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.
However, because of the limited resources of the Company, it is likely that any such fees the Company agrees to pay would be paid in stock and not in cash.
Otherwise, the Company anticipates that it will consider, among other things, the following factors:

    1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

    2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

    3. Whether, following the business combination, the financial condition  of the  business opportunity would be, or would have a significant prospect in the foreseeable  future  of  becoming  sufficient  to  enable the securities of the
Company  to  qualify  for  listing on an exchange or on  a  national  automated securities quotation system,  such  as  NASDAQ,  so as to permit the trading of such securities to be exempt from the requirements  of  Rule  15c2-6 adopted by
the   Securities   and  Exchange  Commission.  See  "Risk  Factors-The  Company
Regulation of Penny Stocks.";

    4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

    5. The extent to which the business opportunity can be advanced;

    6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

    7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

    8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

    9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company  would  qualify for listing  on  the  NASDAQ  SmallCap  Market,  the current standards include  the
requirements  that  the  issuer  of  the  securities   satisfy,   among   other
requirements, certain minimum levels of shareholder equity, market value or net income.  Many  of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ SmallCap Market listing criteria.


Not one of the factors described above will be controlling in the selection of a business opportunity and the Company will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially, business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The  Company  is  unable to predict when  it  may  participate  in  a  business
opportunity.  Prior   to  making  a  decision  to  participate  in  a  business
opportunity, the Company  will  generally  request  that  it  be  provided with written materials regarding the business opportunity containing such items as a description  of  products,  services  and  company history; management resumes;
financial information; available projections,  with  related  assumptions  upon which  they  are  based;  an  explanation of proprietary products and services;
evidence of existing patents, trademarks, or services marks, or rights thereto;
present and proposed forms of compensation  to  management;  a  description  of transactions between such company and its affiliates during relevant periods; a description  of  present  and  required  facilities;  an  analysis of risks and competitive  conditions;  a  financial plan of operation and estimated  capital requirements; audited financial  statements,  or  if  they  are  not available, unaudited  financial  statements,  together  with  reasonable  assurances  that audited financial statements would be able to be produced within  a  reasonable period  of  time  following  completion  of  a  merger  transaction;  and other information deemed relevant.

As part of the Company's investigation, the Company's principal shareholders may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

The Company believes that various types  of  potential  merger  or  acquisition candidates might find a business combination with the Company to be attractive.
These  include  acquisition  candidates desiring to create a public market  for
their  shares  in  order  to  enhance   liquidity   for  current  shareholders,
acquisition candidates which have long-term plans for  raising  capital through the public sale of securities and believe that the possible prior  existence of a  public  market  for  their  securities  would be beneficial, and acquisition candidates  which  plan  to  acquire  additional  assets  through  issuance  of
securities  rather  than  for  cash,  and  believe   that  the  possibility  of
development of a public market for their securities will  be  of  assistance in that  process.  Acquisition candidates which have a need for an immediate  cash infusion are not  likely  to  find  a  potential  business combination with the
Company to be an attractive alternative.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.


FORM OF ACQUISITION

It is impossible  to predict the manner in which the Company may participate in a business opportunity.  Specific  business  opportunities  will be reviewed as well  as the respective needs and desires of the Company and the  promoters  of the opportunity and, upon the basis of that review and the relative negotiating strength  of  the  Company  and  such  promoters, the legal structure or method deemed  by  management to be suitable will  be  selected.  Such  structure  may include, but  is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through  an  interest in a partnership, corporation or other form
of  organization.  Implementing   such   structure   may  require  the  merger,
consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most  likely  will  not have control  of  a  majority  of  the  voting  shares  of  the  Company following a reorganization  transaction.  As  part  of  such  a transaction, the  Company's existing management and directors may resign and new  management  and directors may be appointed without any vote by stockholders.

It  is  likely  that  the  Company will acquire its participation in a business opportunity through the issuance  of  Common  Stock  or other securities of the
Company.  Although the terms of any such transaction cannot  be  predicted,  it should be noted  that  in  certain  circumstances  the criteria for determining whether  or not an acquisition is a so-called "tax free"  reorganization  under
the  Internal   Revenue  Code  of  1986,  depends  upon  the  issuance  to  the stockholders of the  acquired  company  of  a controlling interest (i.e. 80% or more) of the common stock of the combined entities  immediately  following  the reorganization.  If  a  transaction  were structured to take advantage of these provisions rather than other "tax free"  provisions provided under the Internal
Revenue Code, the Company's current stockholders  would retain in the aggregate
20% or less of the total issued and outstanding shares.  This  could  result in substantial additional dilution in the equity of those who were stockholders of the  Company  prior  to  such  reorganization.  Any such issuance of additional shares  might also be done simultaneously with a sale  or  transfer  of  shares
representing   a   controlling   interest  in  the  Company  by  the  principal
shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.


As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and  execution  of  relevant  agreements,  disclosure documents and other instruments will require substantial costs for accountants, attorneys  and  others.  If a decision is made not to participate in a specific
business  opportunity,  the   costs   theretofore   incurred   in  the  related
investigation  might  not  be recoverable. Moreover, because many providers  of goods and services require compensation at the time or soon after the goods and
services  are  provided,  the  inability   of  the  Company  to  pay  until  an
indeterminate future time may make it impossible  to  procure  such  goods  and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the principal shareholders may offer to sell a controlling interest at a price not relative to or reflective of a price which could be achieved by individual shareholders at the time.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.


Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities
Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An  acquisition made by the Company may be in an industry which is regulated or
licensed   by  federal,  state  or  local  authorities.  Compliance  with  such regulations can be expected to be a time-consuming and expensive process.

COMPETITION

The  Company  expects  to  encounter  substantial  competition  in its  efforts
to  locate  attractive  opportunities,  primarily  from   business  development
companies,  venture  capital  partnerships  and  corporations, venture  capital
affiliates   of   large  industrial  and  financial companies, small investment
companies,   and  wealthy  individuals.   Many  of  these  entities  will  have
significantly  greater  experience, resources and  managerial capabilities than the  Company  and  will therefore be in a better position  than the Company  to obtain access to attractive business opportunities.

EMPLOYEES

As of December 31, 2008, the Company had no employees.


ITEM 1A.  RISK FACTORS

RISK FACTORS

THERE  ARE  SEVERAL  MATERIAL  RISKS  ASSOCIATED  WITH THE COMPANY.  YOU SHOULD
CAREFULLY  CONSIDER  THE  RISKS  AND  UNCERTAINTIES  DESCRIBED   BELOW,   WHICH
CONSTITUTE  ALL  OF  THE MATERIAL RISKS RELATING TO THE COMPANY.  IF ANY OF THE
FOLLOWING RISKS ARE REALIZED,  OUR  BUSINESS,  OPERATING  RESULTS AND FINANCIAL
CONDITION COULD BE HARMED.  THIS MEANS INVESTORS COULD LOSE  ALL  OR  A PART OF
THEIR INVESTMENT.


(a) CONFLICTS OF INTEREST. Certain conflicts of interest may exist between  the
Company and its officers, directors and principal shareholders. They have other business  interests  to which they devote their attention, and they will devote little time to the business  of the Company. As a result, conflicts of interest may arise that can be resolved  only  through  exercise  of such judgment as is
consistent  with  fiduciary  duties  to  the  Company.  See  "Management"   and
"Conflicts of Interest."

(b) NEED FOR ADDITIONAL FINANCING. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital.
The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

(c)  REGULATION  OF  PENNY STOCKS. The Company's securities may be subject to a
Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.


In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders  should  be  aware  that,  according  to  Securities  and Exchange
Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) LACK OF OPERATING HISTORY. The majority interest in the Company was purchased in May 2008 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

(e) NO ASSURANCE OF SUCCESS  OR  PROFITABILITY.  There is no assurance that the
Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's
Common Stock will be increased thereby.

(f) POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss of investment to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

(g) TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.


(h) IMPRACTICABILITY OF EXHAUSTIVE  INVESTIGATION.  The Company's limited funds and  the  lack  of full-time management will likely make  it  impracticable  to conduct a complete  and  exhaustive  investigation  and  analysis of a business opportunity before the Company commits its capital or other  resources thereto.
Decisions  will therefore likely be made without detailed feasibility  studies, independent  analysis,  market  surveys  and the like which, if the Company had
more  funds  available  to  it,  would  be  desirable.   The  Company  will  be
particularly  dependent in making decisions upon information  provided  by  the promoter, owner,  sponsor,  or  others associated with the business opportunity seeking the Company's participation.  A  significant  portion  of the Company's available  funds may be expended for investigative expenses and other  expenses related  to preliminary  aspects  of  completing  an  acquisition  transaction, whether or not any business opportunity investigated is eventually acquired.

(i) LACK OF DIVERSIFICATION. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

(j) RELIANCE UPON FINANCIAL STATEMENTS. The Company generally will require audited financial statements from companies that it proposes to acquire. In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires.
Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange
Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.


(k) OTHER REGULATION.  An  acquisition made by the Company may be of a business that  is  subject to regulation  or  licensing  by  federal,  state,  or  local authorities.  Compliance with such regulations and licensing can be expected to
be  a  time-consuming,   expensive  process  and  may  limit  other  investment
opportunities of the Company.

(l) LIMITED PARTICIPATION OF MANAGEMENT. The Company currently has only one individual who is serving as its sole officer and director on a very limited-time basis. The Company is therefore heavily dependent upon the skills, talents, and abilities of the principal shareholders to implement its business plan. See "Management."

(m) LACK OF CONTINUITY IN MANAGEMENT. The Company does not have any employment agreements with its officers and directors, and as a result, there is no assurance they will continue to be associated with the Company in the future.
In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

(n) NO INDEPENDENT AUDIT COMMITTEE OF BOARD OF DIRECTORS. The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and rules and regulations adopted by the U.S.
Securities and Exchange Commission Rules to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the U.S. Securities and Exchange
Commission to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein. Notwithstanding, the Company may ultimately be determined not to be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company's failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company's failure to be in compliance with the Sarbanes-Oxley Act could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

(o) INDEMNIFICATION OF OFFICERS AND DIRECTORS. Nevada Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company;
therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

(p) DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the Company's officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company, if they are able to provide the required services.


(q) LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

(r) COMPETITION. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

(s) NO FORESEEABLE DIVIDENDS. The Company has not  paid dividends on its Common
Stock and does not anticipate paying such dividends in the foreseeable future.

(t) LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's board of directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

(u)  RULE 144 SALES. The  majority  of the outstanding shares of  Common  Stock held by present stockholders are "restricted securities" within the meaning  of
Rule 144 under the Securities Act of 1933, as amended.  As restricted   shares,
these shares may be resold only pursuant to an effective registration statement or under the requirements  of Rule 144  or  other  applicable  exemptions  from registration under the Act and as  required under applicable  state  securities laws. Rule 144 provides in essence that a person (other than an "Affiliate"  of the Company) who  has held restricted securities for six (6) months may,  under certain  conditions,  sell  any  part  or  all  of  its  holdings  in brokerage transactions  provided  that  the  Company  continues  to satisfy  the "current public  information" requirement. There is no limit on the amount of restricted securities  that  may  be sold by non-Affiliated  shareholders and there is  no
requirement  that  the  Company  satisfy  the  "current   public   information"
requirement  after  a   non-Affiliate shareholder  has  held  its  shares for a
period  of one year.  After a  holding  period  of  six  months,  non-Affiliate shareholders are eligible  to sell a number of shares that does not exceed  the greater of 1.0% of a company's outstanding common stock  or  the average weekly trading  volume during the four calendar weeks prior to the sale in  any ninety
(90)  day  period  thereafter.  Finally, notwithstanding the  foregoing  rules, shareholders  who  acquired their shares during a time that the Company  was  a
"shell corporation"  or  if  the  Company later became a  "shell  corporation", cannot sell their shares pursuant  to  Rule  144  until the passage of one year
following the date the Company ceases to  be a "shell corporation"   by  filing
"Form 10 information" with the SEC. A sale under  Rule  144  or under any other exemption from the Act, if  available, or pursuant to  subsequent  registration
of shares of Common Stock of  present  stockholders,  may   have  a  depressive
effect upon the price of the Common Stock in any market  that  may develop. All
shares  become   available  for  resale  (subject  to  volume  limitations  for affiliates)  under  Rule  144,  one  year  after  date  of  purchase subject to applicable volume restrictions under the Rule.


GOING CONCERN QUALIFICATION

Our auditors have prepared their report on the auditied financial statements contained in this Annual Report on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As  shown in the accompanying audited financial statements as of  December  31,
2008,  our  current  liabilities  exceed  our current assets by $34,814 and our
total liabilities exceed our total assets by  $34,814.   These  factors,  among
others,  indicate  that  we may be unable to continue existence.  The financial statements do not include  any  adjustments  relating to the recoverability and classification of recorded asset amounts or the  amounts  and classification of liabilities  that  might  be  necessary  should  we  be unable to  continue  in existence.

The appropriateness by the Company of continuing to use the aforementioned basis of accounting is dependent upon, among other things, the ability to maintain and increase existing credit facilities or raise additional capital.

NO RIGHTS OF DISSENTING SHAREHOLDERS

The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Nevada law vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES.

As of December 31, 2008, the Company did not own or lease any properties.


ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2008, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2008, the Board of Directors of the Company unanimously adopted the following resolution:

To approve an amendment to the Company's Articles of Incorporation to increase the Company's authorized capital to 110,000,000 shares comprising 100,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share.

Thereafter, on June 9, 2008,  pursuant  to  the  By-Laws  of  the  Company  and applicable Nevada law, a principal stockholder of the Company holding 4,000,000 shares  of  Common  Stock, representing approximately 80.8% of the total issued and outstanding Common  Stock,  adopted  a resolution to authorize the Board of
Directors (1) to amend the Company's Articles  of Incorporation to increase the
Company's  authorized  capital  to  110,000,000 shares  comprising  100,000,000 shares of Common Stock par value $.001  per  share  and  10,000,000  shares  of
Preferred Stock par value $0.001 per share.

An  Information  Statement detailing this action was mailed to all stockholders of the Company on or about June 24, 2008 and the action became effective twenty
(20) days following  the  date  of mailing.  The Company filed a Certificate of
Amendment of its Certificate of Incorporation  with  the  Nevada  Secretary  of
State on July 15, 2008 which amended the Company's Articles of Incorporation to increase  the  Company's  authorized  capital  to 110,000,000 shares comprising
100,000,000 shares of Common Stock par value $.001  per  share  and  10,000,000 shares of Preferred Stock par value $0.001 per share.

Other than the aforementioned actions, no matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008, and no meeting of shareholders was held.


PART II.

ITEM 5.     MARKET FOR REGISTRANT'S  COMMON EQUITY; RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE


Our common stock is quoted on OTC Bulletin  Board,  under  the  trading  symbol
"CYBV.OB". The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC
Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.


The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


PERIOD                           	HIGH 	LOW
------					-----	-----
January 1, 2008 - March 31, 2008 	$0.30	$0.05
April 1, 2008 - June 30, 2008    	$0.19	$0.05
July 1, 2008-September 30, 2008  	$0.07	$0.04
October 1, 2008-December 31, 2008	$0.05	$0.01


OPTIONS AND WARRANTS

None of the shares of our common stock are subject to outstanding options or warrants.

NOTES PAYABLE

At December  31,  2008,  the  Company  had  loans  and notes outstanding from a shareholder in the aggregate amount of $34,517, which represents amounts loaned to the Company to pay the Company's expenses of operation.  On June 30, 2008, a shareholder  payable  was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009.  On September
30, 2008, an additional shareholder payable was exchanged for a convertible  6%
promissory  note with a  principal  balance  of  $11,500  due  and  payable  on
September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory  notes dated June 30, 2008 and September 30, 2008, together with  an additional shareholder payable in  the  amount of $14,906 for a promissory note in the amount of  $34,517  bearing simple interest at a rate of  6%  per  annum due and payable on December 30, 2009.

STATUS OF OUTSTANDING COMMON STOCK

As of December 31, 2008, we had a total of 4,951,000 shares of our common stock
outstanding.   Of  these  shares,  4,000,000  are  held  by "affiliates" of the
Company and the remaining shares are either registered or   may  be transferred
subject  to  the requirements of Rule 144.  We have not agreed to register  any additional outstanding shares of our common stock under the Securities Act.

HOLDERS

We have issued an aggregate of 4,951,000 shares of our common stock to approximately 30 record holders.


DIVIDENDS

We have not paid any dividends to date, and have no plans to do so in the immediate future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

YEAR ENDED


                                12/31/08        12/31/07       12/31/06
			      ------------   ------------   ------------
Revenues                      $          -   $          -   $          -
Net loss                      $    (50,580)  $    (24,244)  $     (4,268)
Net loss per share            $      (0.01)  $      (0.01)  $          -
Weighted average no. shares      4,951,000      4,470,126      4,000,000
Stockholders' deficit         $    (34,814)  $     (7,462)  $       (268)
Total assets                  $          -   $         23   $        732
Total liabilities             $     34,814   $      7,485   $      1,000




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION



OVERVIEW

Cyberspace  Vita,  Inc.  was organized on  November 7,  2006.    The  Company's
original business plan was  to  create  and  conduct an online business for the sale  of vitamins and supplements, however, the  Company  never  generated  any meaningful  revenues.  On  May  5,  2008,  the  Company  discontinued its prior business and changed its business plan.

The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As  of December 31, 2008, we had no cash,a working capital deficit  of  $34,814 and an  accumulated  deficit  during  the  development stage of $79,092 through
December 31, 2008.  Our operating activities  used  $57,768  in  cash  for  the fiscal  year ended December 31, 2008, while our operations used $16,759 cash in the fiscal  year  ended  December  31, 2007.  The increase in uses of operating cash was primarily attributable to the  Company  incurring  management advisory fees  of $26,500 during the fiscal year ended December 31, 2008  and  increased
professional  fees.   We received $0.00 in revenue during the fiscal year ended
December 31, 2008.

Management believes that  the  Company will require a cash infusion of at least
$25,000 for the next twelve months.   Historically,  we  have depended on loans
from our principal shareholders and their affiliated companies  to  provide  us with working capital as required.  There is no guarantee that such funding will be  available when required and there can be no assurance that our stockholders will continue making loans or advances to us in the future.

On June  30,  2008, a shareholder  payable  was  exchanged for a 6% convertible promissory note  with  a  principal balance of $8,111 due and payable  on  June
30,   2009.  On September 30,  2008,  an  additional  shareholder  payable  was exchanged  for a convertible  6%  promissory  note  with a principal balance of
$11,500 due  and  payable  on   September  30,  2009. On December 31, 2008, the
Company exchanged the convertible promissory notes  dated  June  30,  2008  and
September  30,  2008,  together  with  an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.


TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

								PERCENTAGE
		              12/31/08  12/31/07   INCREASE 	 INCREASE
          LINE ITEM           (AUDITED) (AUDITED) (DECREASE)	(DECREASE)
	  ---------	      --------	--------  ---------	----------

Revenues                            $0        $0         $0           0.0%
Operating expenses              50,283    24,244     26,039           107%
Net loss                       (50,580)  (24,244)     6,336           109%
Loss per share of common stock    0.01      0.01       0.00           0.0%


We recorded a net loss of $50,580 for the fiscal year ended  December  31, 2008 as  compared with a net loss of $24,244 for the fiscal year ended December  31,
2007.   The  increase  in  net  loss  was primarily attributable to the Company incurring management advisory fees of $26,500  during  the  fiscal  year  ended
December 31, 2008 and increased professional fees.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our securities.

SEASONALITY

Our operating results are not affected by seasonality.

INFLATION

Our business and operating results are not affected in any material way by inflation.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission issued Financial Reporting  Release  No.
60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the
Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.




ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2008 and 2007 and the period from inception (November 7, 2006) through December 31, 2008, and the reports thereon of De Joya Griffith & Company, LLC.




                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 2008
                               DECEMBER 31, 2007


                                   CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING                        F-1
-----------------------------------------------------------------------------



CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                        F-2

   Statements of Operations              F-3

   Statement of Stockholders' Deficit    F-4

   Statements of Cash Flows              F-5

   Notes to the Financial Statements     F-6-11
-----------------------------------------------------------------------------









      Section 1.2REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cyberspace Vita, Inc.
Las Vegas, NV


We have audited the  accompanying balance sheets of Cyberspace Vita, Inc. as of
December  31,  2008  and  2007,  and  the  related  statements  of  operations, stockholders' deficit,  and  cash  flows  for  the  years  then  ended and from inception  (November  7,  2006)  through  December  31,  2008.  These financial
statements   are   the   responsibility   of   the  Company's  management.  Our
responsibility is to express an opinion on these  financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2008, and the results of its operations and cash flows for the years then ended and from inception (November 7, 2006) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
-----------------------------------
De Joya Griffith & Company, LLC
Henderson, NV
February 25, 2008






                2580 Anthem Village Drive, Henderson, NV  89052
             Telephone (702) 588-5960  -  Facsimile (702) 588-5979










                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                                                                          DECEMBER 31,       DECEMBER 31,
                                                                                              2008               2007
                                                                                           (AUDITED)          (AUDITED)
											 -------------	    -------------
                                        ASSETS
CURRENT ASSETS
    Cash                                                                                 $           -      $          23
											 -------------	    -------------
TOTAL CURRENT ASSETS                                                                                 -                 23
											 -------------	    -------------
TOTAL ASSETS                                                                             $           -      $          23
											 =============	    =============

                         LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                                     $           -      $       7,485
    Accrued interest                                                                               297                  -
    Loans due to shareholders                                                                   34,517                  -
											 -------------	    -------------
TOTAL LIABILITIES                                                                               34,814              7,485
											 -------------	    -------------
STOCKHOLDERS' DEFICIT
    Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued                -                  -
      and outstanding at December 31, 2008 and December 31, 2007, respectively
    Common stock, par value $0.001, 100,000,000 shares authorized, 4,951,000 shares              4,951              4,951
      issued and outstanding at December 31, 2008 and December 31, 2007, respectively
    Additional paid-in capital                                                                  39,327             16,099
    Deficit accumulated during the development stage                                           (79,092)           (28,512)
											 -------------	    -------------
TOTAL STOCKHOLDERS' DEFICIT                                                                    (34,814)            (7,462)
											 -------------	    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $           -      $          23
											 =============	    =============


  The accompanying notes are an integral part of these financial statements



                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


                                                                            	   ACCUMULATED FROM
										       INCEPTION
                                              YEAR ENDED DECEMBER 31,         	  (NOVEMBER 7, 2006)
                                               2008            2007              TO DECEMBER 31, 2008
                                             (AUDITED)       (AUDITED)                 (AUDITED)
					   ------------	  ------------		 --------------------
REVENUE                                    $          -   $          -   	 $                  -
					   ------------	  ------------		 --------------------
Expenses:
    General and administrative                   29,163          3,125                         32,288
    Professional fees                            21,120         21,119                         46,507
					   ------------	  ------------		 --------------------
Total operating expenses                         50,283         24,244                         78,795
					   ------------	  ------------		 --------------------
Other expenses
        Interest expense                            297              -                            297
					   ------------	  ------------		 --------------------
NET LOSS                                   $    (50,580)  $    (24,244)  	 $            (79,092)
					   ============	  ============		 ====================
NET LOSS PER COMMON SHARE                  $       0.01   $       0.01   	 $
					   ============	  ============		 ====================
Weighted average number of common shares      4,951,000      4,470,126
					   ============	  ============		 ====================



   The accompanying notes are an integral part of these financial statements



                             CYBERSPACE VITA INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                           	Deficit
                                                                                         	Accumulated
                                                           	  Common        Additional      During the
                         Preferred 	Preferred  Common         Stock         Paid-in         Development
                         Shares   	Amount     Shares         Amount        Capital         Stage          Total
			 ---------	---------  -----------	  --------	----------	-----------    ----------
Balance - November 7,
2006 (Date of            	 - 	$       -            -    $	 -      $        -      $         -    $        -
Inception)

Common stock sold for            -         	-   40,000,000      40,000         (36,000)               -         4,000
cash

Net loss                         -         	-            -           -               -           (4,268)       (4,268)
			 ---------	---------  -----------	  --------	----------	-----------    ----------
Balance at December              -         	-   40,000,000      40,000         (36,000)          (4,268)         (268)
31, 2006
			 ---------	---------  -----------	  --------	----------	-----------    ----------
Common stock sold for            -         	-      951,000         951           8,559                -         9,510
cash

Capital contributed              -         	-            -           -           7,540            	  -         7,540
through forgiveness of
debt

Donation of shares               -         	-  (36,000,000)    (36,000)         36,000                -             -

Net loss                         -         	-            -           -               - 	    (24,244)	  (24,244)
			 ---------	---------  -----------	  --------	----------	-----------    ----------
Balance - December 31,           -         	-    4,951,000       4,951          16,099          (28,512)       (7,462)
2007

Contribution of                  -         	-            -           -          23,228             	  -        23,228
capital

Net loss                         -              -      	     -           -               -          (50,580)      (50,580)
			 =========	=========  ===========	  ========	==========	===========    ==========
Balance - December 31,           -         	-  $ 4,951,000    $  4,951      $   39,327      $   (79,092)   $  (34,814)
2008 (audited)
			 =========	=========  ===========	  ========	==========	===========    ==========

  The accompanying notes are an integral part of these  financial statements




                            CYBERSPACE VITA, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS


                                                                                                          ACCUMULATED
                                                                                                             FROM
                                                                                                          INCEPTION
                                                                       				      (NOVEMBER 7, 2006)
                                                                       YEAR ENDED DECEMBER 31,           TO DECEMBER 31,
                                                                       2008             2007                2008
                                                                     (AUDITED)        (AUDITED)           (AUDITED)
								     ---------	      ---------	       ----------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
    Net loss                                                         $(50,580)        $(24,244)        $       (79,092)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Change in operating assets and liabilities:
         Increase (decrease) in accounts payable                       (7,485)           7,485                       -
         Increase in accrued interest                                     297                -                     297
								     ---------	      ---------	       ----------------
    Net cash used in operating activities                             (57,768)         (16,759)                (78,795)

CASH FLOWS RELATING TO FINANCING ACTIVITIES
    Proceeds in loans due to shareholders                              34,517            6,540                  42,057
    Contribution of capital                                            23,228                -                  23,228
    Proceeds from issuance of common stock                                  -            9,510                  13,510
								     ---------	      ---------	       ----------------
    Net cash provided by financing activities                          57,745           16,050                  78,795
								     ---------	      ---------	       ----------------
DECREASE IN CASH                                                          (23)            (705)                      -
CASH, BEGINNING OF PERIOD                                                  23              732                       -
								     ---------	      ---------	       ----------------
CASH, END OF PERIOD                                                  $      -         $     23         $             -
								     =========	      =========	       ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                         $      -         $      -         $             -
								     ---------	      ---------	       ----------------
    Cash paid during the period for income taxes                     $      -         $      -         $             -
								     ---------	      ---------	       ----------------
CAPITAL CONTRIBUTED FROM THE CANCELLATION OF COMMON STOCK            $      -         $ 36,000         $        36,000



  The accompanying notes are an integral part of these financial statements








                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

BUSINESS DESCRIPTION

Cyberspace Vita, Inc. (the "Company") was incorporated under the   laws  of the
State of Nevada on November 7, 2006.  The purpose for which the Corporation  is organized  is  to  engage in any lawful act or activity for which a corporation
may  be  organized  under   the   General   Corporation   Law  of  the State of
Nevada.   The  Company's original business plan was to create  and  conduct  an online business  for the sale of vitamins and supplements, however, the Company
never  generated  any   meaningful  revenues.  On  May  5,  2008,  the  Company
discontinued its prior business  and  changed its business plan.  The Company's current business plan is to seek, investigate,  and,  if warranted, acquire one or  more  properties  or  businesses,  and  to pursue other related  activities intended to enhance shareholder value.  The Company  has limited operations and in accordance with SFAS No. 7, "Accounting and Reporting  by  Development Stage
Enterprises", the Company is considered a development stage company.

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

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

E. BASIC EARNINGS PER SHARE

In  February,  1997, the FASB issued SFAS No. 128, "Earnings Per Share",  which
specifies  the  computation,   presentation  and  disclosure  requirements  for
earnings (loss) per share for entities  with  publicly  held common stock. SFAS
No. 128 supersedes the provisions of APB No. 15, and requires  the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.


                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

F. INCOME TAXES

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

G. REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

H. SHARE-BASED PAYMENT

The Company has adopted SFAS 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.

During the years ended December 31, 2008 and 2007, there were no stock options granted or outstanding.

I. RECENT ACCOUNTING PRONOUNCEMENTS

In  September  2006,  the  FASB  issued  SFAS No. 157 ("SFAS 157"), "Fair Value
Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2008, the Company's fair values of its financial assets and liabilities, which consist of cash and cash equivalents, interest payable and loans due to shareholders approximate their carrying amount due to the short period of time to maturity.

In February 2007,  the  FASB  issued SFAS No. 159 ("SFAS 159"), "The Fair Value
Option for Financial Assets and  Financial Liabilities - Including an Amendment
of FASB Statement No. 115". This statement provides companies with an option to measure, at specified election dates,  many  financial  instruments and certain
other items at fair value that are not currently measured  at  fair  value.   A
company  that  adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at


                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)

I. RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008. The adoption did not have a material impact on its results of operations and financial position.

In  December  2007,  FASB  issued  SFAS No. 160   ("SFAS 160"),  "Interests  in
Consolidated Financial Statements - an amendment of  ARB No. 51", which impacts the accounting for minority interest in the consolidated  financial  statements of filers. The statement requires the reclassification of minority interest  to the  equity  section  of  the  balance  sheet  and  the results from operations attributed  to  minority  interest to be included in net  income.  The  related minority interest impact on  earnings would then be disclosed in the summary of other comprehensive income. The  statement  is  applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective  treatment.  The  Company is currently evaluating the effect that the adoption of SFAS 160 will have  on its results of operations and financial position. However, the adoption of SFAS 160 is  not  expected  to  have  a  material  impact  on  the  Company's  financial statements.

In   December   2007,  FASB  issued  SFAS No. 141(R)  ("SFAS 141R"),  "Business
Combinations", which  impacts  the  accounting  for  business combinations. The statement  requires  changes  in  the  measurement  of assets  and  liabilities required in favor of a fair value method consistent with  the guidance provided in  SFAS 157  (see above).  Additionally, the statement requires  a  change  in accounting for  certain  acquisition  related expenses and business adjustments which no longer are considered part of  the  purchase  price.  Adoption of this standard is required for fiscal years beginning after December 15,  2008. Early adoption  of this standard is not permitted. The statement requires prospective application  for  all  acquisitions  after the date of adoption. The Company is currently evaluating the effect that the  adoption  of SFAS 141(R) will have on its results of operations and financial position. However, the adoption of SFAS
141(R)  is  not expected to have a material impact on the  Company's  financial statements.

In March 2008,  the  FASB  issued  SFAS  No. 161, "Disclosures about Derivative
Instruments and Hedging Activities", an amendment  of  SFAS  No.  133. SFAS 161 applies to all derivative instruments and non-derivative instruments  that  are designated  and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and  related  hedged  items  accounted for under SFAS 133. SFAS 161
requires   entities   to  provide  greater  transparency   through   additional
disclosures about how and  why  an  entity  uses  derivative  instruments,  how derivative  instruments  and related hedged items are accounted  for under SFAS
133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's  financial position, results of operations, and cash flows. SFAS 161 is effective  as  of  the  beginning  of an entity's first fiscal year that begins after November 15, 2008. The Company  does  not  expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life
of  Intangible  Assets".   This guidance is intended to improve the consistency
between the useful life of a  recognized  intangible  asset under SFAS No. 142,
"Goodwill and Other Intangible Assets", and the period  of  expected cash flows used  to  measure  the fair value of the asset under SFAS No. 141(R)  when  the underlying arrangement  includes  renewal  or  extension  of  terms  that would require


                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)

I. RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

substantial  costs  or  result  in  a  material  modification to the asset upon renewal or extension.  Companies estimating the useful  life  of  a  recognized intangible  asset must now consider their historical experience in renewing  or extending similar  arrangements  or,  in the absence of  historical experience, must consider assumptions that market participants  would  use about renewal or
extension  as  adjusted  for  SFAS  No.  142's  entity-specific factors.   This
standard is effective for fiscal years beginning  after  December 15, 2008, and
is  applicable  to the Company's fiscal year beginning January  1,  2009.   The
Company does not  anticipate  that the adoption of this FSP will have an impact on its results of operations or financial condition.

In May 2008, the FASB issued SFAS  No. 163, "Accounting for Financial Guarantee
Insurance Contracts - an interpretation  of  FASB  Statement No. 60."  SFAS 163 requires that an insurance enterprise recognize a claim  liability  prior to an
event   of   default  (insured  event)  when  there  is  evidence  that  credit deterioration  has occurred in an insured financial obligation.  This Statement also clarifies how  Statement  60  applies  to  financial  guarantee  insurance contracts, including the recognition and measurement to be used to account  for premium  revenue  and  claim  liabilities.  Those  clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by  insurance enterprises. This Statement requires expanded  disclosures  about
financial   guarantee   insurance  contracts.  The  accounting  and  disclosure
requirements of the Statement  will improve the quality of information provided
to users of financial statements.   SFAS  163  will  be effective for financial
statements  issued  for fiscal years beginning after December  15,  2008.   The
Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying  financial  statements  have  been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern.   The  Company  is  considered  a development stage
company, has not  begun  generating revenue, and has experienced  recurring net operating  losses.  The Company had a net loss of $50,580 and $24,244  for  the years  ended  December 31, 2008  and  2007, respectively, and a working capital
deficiency  of  $34,814   and  $7,462   at   December  31,   2008   and   2007,
respectively.  These  factors   raise  substantial   doubt  about the Company's
ability  to continue as a going concern. These financial  statements   do   not
include  any   adjustments  relating to the recoverability  and  classification of recorded asset  amounts,  or amounts  and classification of liabilities that might result from this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.


                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

As of June 30, 2007, we had borrowed $7,540 from a shareholder. This loan was unsecured, carried no interest, and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

At  December  31, 2008, the Company had loans  and  notes  outstanding  from  a shareholder in the aggregate amount of $34,517, which represents amounts loaned to the Company  to  pay  the  Company's operating expenses. On June 30, 2008, a shareholder payable was  exchanged  for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009.  On September
30, 2008, an additional shareholder payable was exchanged for a convertible  6%
promissory   note  with a principal balance  of  $11,500  due  and  payable  on
September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes  dated  June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited ("FHM"), a shareholder who holds approximately 80.8% of the Company's issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay
FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the year ended December 31, 2008 were $26,500.

 NOTE 6. INCOME TAXES

During  the  year  ended  December  31,  2007,  the Company  adopted  Financial
Accounting  Standards  Board  (FASB) Interpretation  No.  48,  "Accounting  for
Uncertainty  in  Income  Taxes" (FIN  48),  which  supplements  SFAS  No.  109,
"Accounting for Income Taxes,"  by  defining  the  confidence  level that a tax
position must meet in order to be recognized in the financial statements.   The
Interpretation  requires  that the tax effects of a position be recognized only if it is "more-likely-than-not"  to  be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that  a  company is entitled to the economic benefits of a tax position.  If a tax position  is  not considered more-likely-
than-not to be sustained based solely on its technical  merits  no  benefits of the  tax  position  are  to  be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued
recognition of a benefit.  With  the adoption of FIN 48, companies are required to adjust their financial statements  to  reflect only those tax positions that
are more-likely-than-not to be sustained.   Any  necessary  adjustment would be
recorded directly to retained earnings and reported as a change  in  accounting principle.

As of December 31, 2008 we have fully allowed for any deferred tax assets as management has detemined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards.


The components of the Company's deferred tax asset as of December 31, 2008 and 2007 are as follows:




                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)


NOTE 6. INCOME TAXES (CON'T)

                                     2008         2007
                                  ----------   ---------
Net operating loss carry forward  $   79,092   $  24,244
Valuation allowance                  (79,092)    (24,244)
                                  ----------   ---------
Net deferred tax asset            $        -   $       -
				  ==========   =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                     2008         2007
                                  ----------   ---------
Tax at statutory rate (35%)       $   27,682   $  10,000
Increase in valuation allowance      (27,682)    (10,000)
                                  ----------   ---------
Net deferred tax asset            $        -   $       -
                                  ==========   =========

Upon  adoption  of  FIN 48  as  of  January 1,  2008, the Company had no  gross unrecognized  tax  benefits  that, if recognized, would  favorably  affect  the effective income tax rate in future periods.  At  December 31, 2008, the amount of gross unrecognized tax benefits before valuation  allowances  and the amount that would favorably affect the effective  income  tax  rate in future  periods after valuation allowances were $0. These amounts consider  the guidance in FIN
48-1,  "Definition  of Settlement in FASB Interpretation No. 48".   The Company
has not accrued any additional  interest  or  penalties  as  a  result  of  the adoption  of FIN 48.

The  Company files income tax returns in the United States federal jurisdiction
and   certain   states   in  the  United States.  No tax returns are  currently
under examination by any tax authorities.


NOTE 7. STOCKHOLDERS' DEFICIT

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:


   * Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0-shares issued and outstanding.

   * Common stock, $0.001 par value: 100,000,000 shares authorized; 4,951,000 shares issued and outstanding.

   * In November 2006, the Company issued 40,000,000 shares of its common stock to its directors in exchange for services totaling $4,000.

   * In May 2007, the Company issued 506,000 (post stock split) shares of common stock for cash proceeds. These shares were sold for $0.10 per share for total consideration of $5,060.

   * In August 2007, the Companny issued 445,000 (post stock split) shares of common stock for cash proceeds. These shares were sold for $0.10 per share for total consideration of $4,450.

   * In October 2007, the Company initiated a 10:1 stock split, which has been presented on a retoroactive basis. As a result of the stock split, total shares outstanding increased from 4,095,100 to 40,951,000. The stock split was accounted for as a stock dividend after additional paid-in capital was reduced to zero.

   * In October 2007, concurrent with the 10:1 stock split, a shareholder cancelled 36,000,000 shares of his own stock, which was reflected as a donation of shares. As a result, there were 4,951,000 shares of common stock issued and outstanding.

   * In accordance with the Stock Purchase Agreement dated April 15, 2008 by and among Henry C. Casden and Fountainhead Capital Management Limited, a contribution to capital was made for certain outstanding liabilities totaling $23,228.










ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief
Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

CYBERSPACE VITA, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company's financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company's financial statements have been audited by De Joya
Griffith & Company, LLC, an independent registered public accounting firm appointed by the Company's Board of Directors. Management has made available to De Joya Griffith & Company, LLC all of the Company's financial records and related data, as well as the minutes of the stockholders' and Directors' meetings.

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing  and  maintaining  adequate internal control  over  financial reporting. The Company's internal control  system  was designed to provide  reasonable  assurance  to  the  Company's  Management  and
Directors   regarding  the  preparation  and  fair  presentation  of  published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.


/S/ Geoffrey Alison
-------------------
Geoffrey Alison
Chief Executive Officer



CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None


                                   PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.


1)  NAME - Geoffrey Alison
    a) AGE - 36

2)  POSITIONS HELD

    CEO, CFO President,Treasurer and Secretary since 2008

3)

Geoffrey Alison has been CEO, CFO, President,Treasurer  and  Secretary  of  the
Company since May 2008.  He is registered  with the  National  Association   of
Securities Dealers since 1999 and has worked as a general securities  principal for various securities firms  including Stock USA, Inc. (January 1999 - October
2001) and Assent, LLC (November 2001-August 2004).  From September 2004 through the present date, Mr. Alison has been a registered general securities principal
with   ECHOtrade,   a  Philadelphia  Exchange  member firm,  as  a   securities
trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and  a director  of  Intrac,  Inc.
(OTCBB:ITRD); from January  2005  through January 2006, he served as President,
Secretary and a director of Cape Coastal Trading Corporation  (OTCBB:CCTR)  and
he has served as President, Treasurer, Secretary and a director of Travel  Hunt
Holdings, Inc. (OTCBB:TVHT)  since August  2007.  In  October, 2002, Mr. Alison co-created  Greenvest Industries,  Inc. which manufactures pet  products  under the brand name Happy Tails Pet Beds. Mr. Alison is currently President  and CEO of Greenvest Industries, Inc.

Mr. Alison devotes less than 5% of his business time to the affairs of the Company. The time Mr. Alison spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not currently have an audit committee financial expert, nor do we have an
audit committee.   Our  entire  board of directors, which currently consists of
Mr. Alison, handles the functions  that  would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would  be  willing  to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors  we  expect that  we  will  seek  a  qualified independent expert to become a member of our board of directors.  Before  retaining  any  such expert our board would make a determination as to whether such person is independent.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange
Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2008, all reports required to be filed were filed on a timely basis.


CODE OF ETHICS

Our  board  of directors has adopted  a  code  of  ethics  that  our  officers, directors and  any  person  who  may  perform  similar functions is subject to.
Currently Mr. Alison is our only officer and our  sole  director, therefore, he is  the  only  person subject to the Code of Ethics.  If we  retain  additional officers in the  future  to  act  as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the
consequences of a breach of the code.   If  there  is  a  breach,  the board of
directors  would review the facts and circumstances surrounding the breach  and take action  that  it  deems appropriate, which action may include dismissal of the employee who breached  the code.  Currently, since Mr. Alison serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and  determining  what  action to take in the event of his own breach of the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received  any  compensation  and
none  is  due  or  payable.   Our  sole  current officer and director, Geoffrey
Alison, does not receive any compensation  for  the  services he renders to the
Company, has not received compensation in the past, and  is  not  accruing  any compensation  pursuant to any agreement with the Company.  We currently have no
formal written  salary  arrangement  with  our  sole  officer.   Mr. Alison may
receive  a  salary or other compensation for services that he provides  to  the
Company in the future.  No retirement, pension, profit sharing, stock option or insurance programs  or  other similar programs have been adopted by the Company for the benefit of the Company's employees.

ITEM 12.  SECURITY OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2008 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.


NAME                                             NUMBER OF SHARES   PERCENT OF
                                                   BENEFICIALLY    OUTSTANDING
                                                     OWNED(1)        SHARES(1)
---------------------------------------		 ----------------  -----------
Fountainhead Capital Management Limited                 4,000,000       80.80%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

Pershing LLC                                              335,200        6.80%
P.O. Box 2050
Jersey City, NJ 07303

Geoffrey Alison                                                 0        0.00%
5000 Noeline Ave.
Encino, CA 91316

Officers and directors as a group (one person)                  0        0.00%


(1)For the purposes of this table, a person is deemed to have "beneficial ownership" of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2008. All percentages for common stock are calculated based upon a total of 4,951,000 shares outstanding as of December 31, 2008, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2008.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December  31,  2008,  the  Company  had  loans  and  notes  outstanding from
Fountainhead Capital Management Limited ("FHM"), a shareholder who  owns  80.8%
of  the  issued  and  outstanding shares of common stock of the Company, in the aggregate amount of $34,517,  which represents amounts loaned to the Company to pay  the Company's expenses of operation.  On  June  30,  2008,  a  shareholder
payable   was   exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009.  On September 30, 2008,
an  additional  shareholder   payable  was  exchanged  for  a  convertible   6%
promissory  note  with a principal  balance  of  $11,500  due  and  payable  on
September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory  notes  dated June 30, 2008 and September 30, 2008, together with an additional shareholder  payable  in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple  interest at a rate of 6% per annum due and payable on December 30, 2009.

Effective as of May 5, 2008, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid for the year ended December 31, 2008, were $26,500. Pursuant to the terms of the Services Agreement, FHM shall provide the following services to the Company:

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

             (d) FHM  will  assist   the   Company   in  identifying  potential
investment bankers, placement agents and broker-dealers  who  are  qualified to act on behalf of the Company to achieve its strategic goals;

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

A copy of the Services Agreement was attached to the Company's Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto.


DIRECTOR INDEPENDENCE

As of May  5,  2008, Geoffrey Alison was the sole director of the Company.  Mr.
Alison is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter
Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.


ITEM 13.  EXHIBITS

Exhibit
Number             Description
-----------        -----------
23.1  		   Consent  of  De  Joya  Griffith  &  Company,  LLC  regarding
		   audited financial statements as of and for the period ending
		   December  31, 2008.

31.1               Certification of  the  Chief  Executive  Officer  and  Chief
		   Financials  Officer pursuant to Section 302 of the Sarbanes-
		   Oxley Act of 2002.

32.1               Certification  of  Officers  pursuant  to  18 U.S.C. Section
		   1350, as adopted pursuant to Section 906  of  the  Sarbanes-
		   Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, De Joya Griffith & Company, LLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2007 and review of our interim financial statements for the first, second and third quarters of 2008 was approximately
$9,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended
December 31, 2006 and review of our interim financial statements for the first, second and third quarters of 2007 was approximately $9,000.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There  were  no tax preparation fees billed for the fiscal years ender December
31, 2008 or 2007.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent  auditor  is engaged by  us  to  render  audit  or  non-audit  services, our board of directors pre-
approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement  for  the  services  is entered into pursuant to pre-approval policies and procedures established by our  board of directors regarding our engagement of the independent auditor, provided  the policies and procedures are detailed as to the particular service, our board of directors  is  informed  of  each  service  provided,  and  such  policies  and
procedures   do   not   include   delegation   of   our   board  of  directors'
responsibilities  under  the  Exchange  Act  to our management.  Our  board  of directors  may  delegate to one or more designated  members  of  our  board  of directors the authority  to  grant  pre-approvals,  provided such approvals are presented to the board of directors at a subsequent meeting.  If  our  board of directors  elects  to  establish pre-approval policies and procedures regarding non-audit services, the  board  of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review  and  attest  services,  also will not be required if such services fall within available exceptions established  by  the
SEC.  For  the  fiscal  year  ended  December  31,  2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption
"All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.


                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   -  Report  of  De  Joya Griffith  &  Company,  LLC,  Independent  Registered
      Certified Public Accounting Firm

   -  Balance Sheets as of December 31, 2008 and 2007

   - Statements of Operations for the years ended December 31, 2008 and 2007 and the period from inception (November 7, 2006) to December 31, 2008 (audited)

   - Statements of Stockholders' Deficit from inception (November 7, 2006) to December 31, 2008 (audited)

   -  Statements  of  Cash  Flows  for  the  years ended  December  31, 2008 and
      2007 and the period from inception (November 7, 2006) to December 31, 2008 (audited)

   -  Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.


Exhibit
Number             Identification of Exhibit
-----------        -------------------------
23.1  		   Consent  of  De  Joya  Griffith  &  Company,  LLC  regarding
		   audited financial statements as of and for the period ending
		   December  31, 2008.

31.1               Certification of  the  Chief  Executive  Officer  and  Chief
		   Financials  Officer pursuant to Section 302 of the Sarbanes-
		   Oxley Act of 2002.

32.1               Certification  of  Officers  pursuant  to  18 U.S.C. Section
		   1350, as adopted pursuant to Section 906  of  the  Sarbanes-
		   Oxley Act of 2002.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Cyberspace Vita, Inc.
                                             (Registrant)

                                	By:  /s/ Geoffrey Alison
                                             -------------------
                                             Geoffrey Alison
                                             President,  Chief Executive
					     Officer , Chief Financial
					     Officer and Principal
					     Accounting Officer

                                	Date:  March 16, 2009


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                                	By:  /s/ Geoffrey Alison
                                             -------------------
                                             Sole Director

                                	Date:  March 16, 2009



