Form 10-Q
period 2009-03-31
Cyberspace Vita, Inc.
filed 2009-05-13
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2009

                      Commission File Number: 333-141929


                             CYBERSPACE VITA, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Nevada                                            14-1982491
   -----------------------				 -------------------
   (State of organization)                      	  (I.R.S. Employer
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



                  -------------------------------------------
                  Former address if changed since last report

Check   whether  the  issuer  (1)  filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock $.001 par value

There were 4,951,000 shares of common stock outstanding as of May 1, 2009.

                               TABLE OF CONTENTS
                               _________________


PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS...................................F-1 - F-7
ITEM 2.    MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION..2
ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....7
ITEM 4A(T).CONTROLS AND PROCEDURES........................................7

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................8
ITEM 1A    RISK FACTORS...................................................8
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES........................8
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8
ITEM 5.    OTHER INFORMATION..............................................8
ITEM 6.    EXHIBITS.......................................................8

SIGNATURES ...............................................................9


                        PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS


                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

                                                                          AS OF         AS OF
                                                                        MARCH 31,    DECEMBER 31,
                                                                          2008          2008
                                                                       (UNAUDITED)    (AUDITED)
								       -----------   -----------
		ASSETS

CURRENT ASSETS
Cash                                                                   $         -   $         -
								       -----------   -----------

TOTAL ASSETS                                                           $         -   $         -
								       ===========   ===========
    LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                       $       515   $         -
Accrued interest                                                               814           297
Loans due to shareholders                                                   51,432        34,517
								       -----------   -----------
TOTAL CURRENT LIABILITIES                                                   52,761        34,814
								       -----------   -----------
TOTAL LIABILITIES                                                           52,761        34,814

STOCKHOLDERS'  DEFICIT

Preferred stock, ($.001 par value, 10,000,000 shares
   authorized;  none issued and outstanding)            			 -             -
   Common stock, ($.001 par value, 100,000,000 shares
   authorized; 4,951,000 shares outstanding as         			     4,951         4,951
   of March 31, 2009 and December 31, 2008)
Additional paid-in capital                                                  39,327        39,327
Deficit accumulated during development stage                               (97,039)      (79,092)
								       -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT                                                (52,761)      (34,814)
								       -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                              $         -   $         -
								       ===========   ===========

                See accompanying notes to financials statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                   NOV. 7, 2006
                                                                THREE MOS.     THREE MOS.           (INCEPTION)
                                                                  ENDED          ENDED                THROUGH
                                                                MARCH 31,       MARCH 31,            MARCH 31,
                                                                   2009           2008                 2009
								----------    ------------	   ------------

REVENUES                                                        $        -    $          -                    -

OPERATING EXPENSES
PROFESSIONAL FEES                                                   17,015          11,446               49,303

GENERAL AND ADMINISTRATIVE                                             415              36               46,922
								----------    ------------	   ------------
OPERATING LOSS                                                      17,430          11,484               96,225
								----------    ------------	   ------------
OTHER EXPENSES
         INTEREST EXPENSE                                              517               -                  814
								----------    ------------	   ------------
TOTAL OTHER EXPENSES                                                   517               -                  814
								----------    ------------	   ------------
NET LOSS                                                        $  (17,947)   $    (11,484)             (97,039)
								==========    ============	   ============
BASIC LOSS PER SHARE                                            $    (0.00)   $      (0.00)
								==========    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC     4,951,000       4,951,000
								==========    ============



                See accompanying notes to financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                THREE MONTHS    THREE MONTHS   NOV. 7, 2006
                                                   ENDED            ENDED       (INCEPTION)
                                               MARCH 31, 2009     MARCH 31,       THROUGH
                                                                    2008         MARCH 31,
                                                                                   2009
					       --------------	------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $      (17,947)  $    (11,484)  $    (97,039)
Changes in operating assets and liabilities:
Increase in accounts payable                       	  515         11,448            515
Increase in accrued interest expense                      517              -            814
					       --------------	------------   ------------
NET CASH USED IN OPERATING ACTIVITIES          $      (16,915)  $        (36)  $    (95,710)
					       --------------	------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans due to shareholders                16,915              -         58,972
Bank overdraft                                              -             13              -
Additional paid-in capital                                  -              -         23,228
Proceeds from sale of common stock                          -              -         13,510
					       --------------	------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              16,915             13         95,710
					       --------------	------------   ------------
NET INCREASE (DECREASE) IN CASH                             -            (23)             -

CASH AT BEGINNING OF PERIOD                                 -             23              -
					       --------------	------------   ------------
CASH AT END OF PERIOD                          $            -   $          -   $          -
					       ==============   ============   ============
Supplemental cash flow information:

Cash paid during period for interest           $            -   $          -   $          -
					       --------------	------------   ------------
Cash paid during period for income taxes       $            -   $          -   $          -
					       --------------	------------   ------------

                See accompanying notes to financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2009
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2008.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2009, the Company had no cash or cash equivalents.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2009
                                  (UNAUDITED)



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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $97,039 during the period of November 7, 2006 (inception) to March 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4.  RELATED PARTY TRANSACTIONS

As of June 30, 2007, we had borrowed $7,540 from a shareholder. This loan was unsecured, carried no interest and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2009
                                  (UNAUDITED)

NOTE 4.  RELATED PARTY TRANSACTIONS (CON'T)

At March 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $51,432, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $16,915 due and payable on March 31, 2010.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited ("FHM"), a shareholder who holds approximately 80.8% of the Company's issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended March 31, 2009 were $10,000.

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

NOTE 7 .  STOCKHOLDERS' DEFICIT

The   stockholders'   deficit  section  of  the Company contains the  following
classes of capital stock as of March 31, 2009:

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

OVERVIEW

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008.

As of March 31, 2009, we have not generated any revenues.


                                MARCH 31,	MARCH 31,	$ CHANGE	%  CHANGE
				  2009		  2008
				---------	---------	--------	---------
Revenue                         $ 	-	$	-	$      -	      0 %
Professional fees                  17,015          11,446          5,569   	   48.65%
General and administrative            415              36            379	1,052.78%
  expenses
				---------	---------	--------	---------
Operating loss                  $ (17,430) 	$ (11,484)    	$  5,946   	   51.78%


The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company. The Company also incurred interest expense of $517 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $16,915 and an increase in accounts payable of $515.

No stock was issued in the first quarter of 2009.

We had $0 cash on hand as of March 31, 2009 compared to $0 as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(17,947) for the three months ended March 31, 2009, and a working capital deficiency of $52,761 at March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

OUR MANAGEMENT DOES NOT DEVOTE ITS FULL TIME TO OUR BUSINESS AND OPERATIONS.

Our management only devotes minimal time to our business. Management does not have any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part-time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full-time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as-needed basis.

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
	Company for the acquisition of available, desirable combination candidates. There may be factors unique to The Company or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to the Company's shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both The Company and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when - or if - an acquisition ever will be completed.

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


Our Articles of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

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

WE ARE SUBJECT TO THE PENNY STOCK RULES.

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.   Description
-----------   -----------
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


                  CYBERSPACE VITA, INC.


Date: May 13, 2009	By:/s/ Geoffrey Alison
			----------------------
                        Geoffrey Alison
                        Director, CEO, President and Treasurer



                                 EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------
31            Certification of Principal Executive Officer and Principal
	      Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.