Form 10-Q
period 2009-06-30
Cyberspace Vita, Inc.
filed 2009-08-07
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 2009


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

                         Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of July 31, 2009.

                               TABLE OF CONTENTS
                               _________________


PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS...................................F-1 - F-8
ITEM 2.    MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION..2
ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....7
ITEM 4A(T).CONTROLS AND PROCEDURES........................................7

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................8
ITEM 1A    RISK FACTORS...................................................8
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES........................8
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8
ITEM 5.    OTHER INFORMATION..............................................8
ITEM 6.    EXHIBITS.......................................................9

SIGNATURES ...............................................................10


                        PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

                                                            AS OF         AS OF
                                                           JUNE 30,    DECEMBER 31,
							    2009           2008
							------------   -----------
							 (UNAUDITED)    (AUDITED)
      ASSETS

CURRENT ASSETS
Cash							$          -   $         -
							------------   -----------
TOTAL ASSETS						$          -   $         -
							============   ===========
      LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued interest                                        $      1,584   $       297
Loans due to shareholders                                     64,852        34,517

TOTAL CURRENT LIABILITIES                                     66,436        34,814
							------------   -----------
TOTAL LIABILITIES                                             66,436        34,814

STOCKHOLDERS'  DEFICIT

Preferred stock, ($.001 par value, 10,000,000
   shares authorized;  none issued and                             -             -
   outstanding)
Common stock, ($.001 par value, 100,000,000
   shares authorized; 247,550 shares outstanding as              248           248
   of June 30, 2009 and December 31, 2008)
Additional paid-in capital                                    44,030        44,030
Deficit accumulated during development stage                (110,714)      (79,092)
							------------   -----------
TOTAL STOCKHOLDERS' DEFICIT                                  (66,436)      (34,818)
							------------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT		$          -   $         -
							============   ===========

                See accompanying notes to financial statements

Note:   All  amounts  shown  in  the  financial  statements  have been adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



											Nov. 7, 2006
			Three Mos.	Three Mos. 	Six Mos.	Six Mos.	(Inception)
		 	Ended 		Ended 		Ended 		Ended 		through
			June 30, 	June 30, 	June 30, 	June 30, 	June 30,
			2009		2008		2009		2008	 	2009
			---------	---------	---------	---------	---------

Revenues	 	$	-	$	-	$	-	$	-	$	-
			---------	---------	---------	---------	---------
Operating expenses

Professional fees	   12,500	 	-	   29,515	   11,448	   61,803
General and
 administrative	 	      405	    8,796	      820	    8,832	   47,327
			---------	---------	---------	---------	---------
Operating Loss	 	   12,905	    8,796	   30,335	   20,280	  109,130
			---------	---------	---------	---------	---------
Other Expenses
  Interest expense	      770		-	    1,287		-	    1,584
			---------	---------	---------	---------	---------
Total other expenses	      770		-	    1,287		-	    1,584

Net loss	 	$ (13,675)	$  (8,796)	$ (31,622)	$ (20,280)	$(110,714)
			=========	=========	=========	=========	=========
Basic loss per share	$   (0.06)	$   (0.04)	$   (0.13)	$   (0.10)
			=========	=========	=========	=========
Weighted average number
  of common shares
  outstanding - basic	  247,550	  247,550	  247,550	  201,540
			=========	=========	=========	=========





                See accompanying notes to financial statements

Note:   All  amounts  shown  in  the  financial  statements  have been adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               SIX MONTHS    SIX MONTHS  NOV.  7, 2006
                                                  ENDED         ENDED     (INCEPTION)
                                                JUNE 30,      JUNE 30,      THROUGH
                                                  2009          2008        JUNE 30,
                                                                             2009
					       ----------   ----------	 ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $  (31,622)  $  (20,280)  $   (110,714)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable                 -       (7,460)             -
Increase in accrued interest expense                1,287            -          1,584

NET CASH USED IN OPERATING ACTIVITIES          $  (30,335)  $  (27,740)  $   (109,130)
					       ----------   ----------	 ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans                    30,335        8,111         72,392
Additional paid-in capital                              -       19,606         23,228
Proceeds from sale of common stock                      -            -         13,510

NET CASH PROVIDED BY FINANCING ACTIVITIES          30,335       27,717        109,130

NET INCREASE (DECREASE) IN CASH                         -          (23)             -

CASH AT BEGINNING OF PERIOD                             -           23              -
					       ----------   ----------	 ------------
CASH AT END OF PERIOD                          $        -   $        -   $          -
					       ==========   ==========	 ============
Supplemental cash flow information:

Cash paid during period for interest           $        -   $        -   $          -
					       ----------   ----------	 ------------
Cash paid during period for income taxes       $        -   $        -   $          -
					       ----------   ----------	 ------------

                See accompanying notes to financial statements

Note:   All  amounts  shown  in  the  financial  statements  have been adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2009
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2008.

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

The Company has been in the development stage since its formation on November 7, 2006. The Company has raised certain capital in an attempt to commence operation, however it has not done so. The Company's current business plan is to explore potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. As we have not yet commenced principal operations we consider ourselves a shell company and a Development Stage Company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7") "Accounting and Reporting by Development Stage Enterprises."

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2009, the Company had no cash or cash equivalents.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2009
                                  (UNAUDITED)



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

G. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2009
                                  (UNAUDITED)


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the results of the Company.


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $110,714 during the period of November 7, 2006 (inception) to June 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $64,852, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited ("FHM"), a shareholder who holds approximately 80.8% of the Company's issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended June 30, 2009 were $10,000.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2009
                                  (UNAUDITED)


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

NOTE 7 .  STOCKHOLDERS' DEFICIT

The  stockholders'   deficit  section  of the Company  contains  the  following classes of capital stock as of June 30, 2009:

      * Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0-shares issued and outstanding.

      * Common stock, $0.001 par value: 100,000,000 shares authorized; 247,550 shares issued and outstanding.

All amounts shown in the financial statements have been adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

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


NOTE 9. SUBSEQUENT EVENT

Effective July 1, 2009, the Company effectuated a one-for-twenty reverse stock split which reduced the then issued and outstanding shares of common stock from 4,951,000 to 247,550. All amounts shown in the financial statements have been adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

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



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

As of June 30, 2009, we have not generated any revenues.


                     JUNE 30, 2009    JUNE 30, 2008     $ CHANGE      % CHANGE
		  	--------	---------	--------      --------
Revenue           	$      - 	$       - 	$      -     	   0 %
Professional fees         12,500                -         12,500     	   n/a
G & A                        405            8,796         (8,391) 	(95.4%)
		  	--------	---------	--------      --------
Operating loss        	$(12,905)     	$  (8,796)   	$ (4,108) 	(46.7%)


The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company. The Company also incurred interest expense of $770 for the three months ended June 30, 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

As of June 30, 2009, we have not generated any revenues.

                     JUNE 30, 2009    JUNE 30, 2008     $ CHANGE      % CHANGE
		  	--------	---------	--------      --------
Revenue           	$      - 	$       - 	$      -     	   0 %
Professional fees         29,515           11,448         18,067  	157.8%
G & A                        820            8,832          8,012 	(90.7%)
Operating loss        	$(30,335)    	$ (20,280)      $(10,055) 	(49.6%)


The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company. The Company also incurred interest expense of $1,287 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $13,420.

No stock was issued in the second quarter of 2009.

We had $0 cash on hand as of June 30, 2009 compared to $0 as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(13,675) for the three months ended June 30, 2009, and a working capital deficiency of $66,436 at June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective July 1, 2009, the Company effectuated a one-for-twenty reverse stock split which reduced the then issued and outstanding shares of common stock from 4,951,000 to 247,550. All amounts shown in the financial statements have been adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

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
                  CYBERSPACE VITA, INC.


Date: August 6, 2009	By:/s/ Geoffrey Alison
			----------------------
                        Geoffrey Alison
                        Director, CEO, President and Treasurer



                                 EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------
31            Certification of Principal Executive Officer and Principal
	      Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.