Form 10-Q
period 2009-09-30
Cyberspace Vita, Inc.
filed 2009-11-02
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 2009

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

                         Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of October 26, 2009.

                               TABLE OF CONTENTS
                               _________________



										PAGE
										----
PART I - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS					F-2
ITEM 2.     MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION	2
ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		6
ITEM 4A(T). CONTROLS AND PROCEDURES						6


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS							7
ITEM 1A    RISK FACTORS								7
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES				7
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES					7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS			7
ITEM 5.    OTHER INFORMATION							7
ITEM 6.    EXHIBITS								7

SIGNATURES									8


                        PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS


                                                                          AS OF            AS OF
                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2009             2008
                                                                       (UNAUDITED)       (AUDITED)
								      -------------	----------
                ASSETS

CURRENT ASSETS
Cash                                                                  $           -	$        -
								      -------------	----------
TOTAL ASSETS                                                          $           -	$        -
								      =============	==========
   LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued interest                                                      $       2,557	$      297
Loans due to shareholders                                                    78,176         34,517
								      -------------	----------
TOTAL CURRENT LIABILITIES                                                    80,733         34,814
								      -------------	----------
TOTAL LIABILITIES                                                            80,733         34,814

STOCKHOLDERS'  DEFICIT

Preferred stock, ($.001 par value, 10,000,000
   shares authorized;  none issued and outstanding)                         	  -              -
Common stock, ($.001 par value, 100,000,000 shares
   authorized; 247,550 shares outstanding as             			248            248
   of September 30, 2009 and December 31, 2008)
Additional paid-in capital                                                   44,030         44,030
Deficit accumulated during development stage                               (125,011)       (79,092)
								      -------------	----------
TOTAL STOCKHOLDERS' DEFICIT                                                 (80,733)       (34,814)
								      -------------	----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $           -	$        -
								      =============	==========

                See accompanying notes to financial statements

Note:   All  amounts  shown  in  the  financial  statements have been  adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




												Nov. 7, 2006
				 Three Mos.	 Three Mos.	  Nine Mos.	  Nine Mos.	 (Inception)
		 		   Ended 	   Ended	    Ended	    Ended 	   through
				September 30, 	September 30,	September 30,	September 30, 	September 30,
				    2009	    2008	    2009	    2008	    2009
				------------	------------	------------	------------	------------
Revenues	 		$	   -	$	   -	$	   -	$	   -	$	   -
				------------	------------	------------	------------	------------
Operating expenses
Professional fees	 	      12,455	       3,275	      41,970	      14,723	      74,258
General and administrative	 	 869	      10,181	       1,689	      19,013	      48,196
				------------	------------	------------	------------	------------
Operating loss	 	 	      13,324	      13,456	      43,659	      33,736	     122,454
				------------	------------	------------	------------	------------
Other expenses
Interest expense			973		 123	       2,260		 123	       2,557
				------------	------------	------------	------------	------------
Total other expenses			973		 123	       2,260		 123	       2,557
				------------	------------	------------	------------	------------
Net loss	 		$   (14,297)	$    (13,579)	$    (45,919)	$    (33,859)	$   (125,011)
				===========	============	============	============	============
Basic loss per share	 	$     (0.06)	$      (0.05)	$      (0.19)	$      (0.14)
				===========	============	============	============
Weighted average number of
common shares outstanding -
basic	 			    247,550	     247,550	     247,550	     247,550
				===========	============	============	============




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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

										  NOV. 7, 2006
                                                NINE MONTHS      NINE MONTHS      (INCEPTION)
                                                   ENDED            ENDED           THROUGH
                                               SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                   2009             2008              2009
					       ------------	------------	  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $    (45,919)  	$    (33,859)  	  $   (125,011)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable                   -           (5,504)                -
Increase in accrued interest expense                  2,260              123             2,557

NET CASH USED IN OPERATING ACTIVITIES          $    (43,659)  	$    (39,240)  	  $   (122,454)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans                      43,659           19,611            78,176
Additional paid-in capital                                -           19,606            30,768
Proceeds from sale of common stock                        -                -            13,510
					       ------------	------------	  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            43,659           39,217           122,454

NET INCREASE (DECREASE) IN CASH                           -              (23)                -

CASH AT BEGINNING OF PERIOD                               -               23                 -
					       ------------	------------	  ------------
CASH AT END OF PERIOD                          $          -   	$          -   	  $          -
					       ============	============	  ============
Supplemental cash flow information:

Cash paid during period for interest           $          -   	$          -  	  $          -
					       ============	============	  ============
Cash paid during period for income taxes       $          -    	$          -   	  $          -
					       ============	============	  ============

                See accompanying notes to financial statements

Note:   All  amounts  shown  in  the  financial statements have  been  adjusted retroactively to show the impact of a one-for-twenty reverse stock split which was declared effective on July 1, 2009.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2008.

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

B. CASH EQUIVALENTS

The Company considers all  highly  liquid  investments with a maturity of three
months or less when purchased to be cash equivalents.   At  September 30, 2009,
the Company had no cash or cash equivalents.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009
                                  (UNAUDITED)



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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009
                                  (UNAUDITED)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $125,011 during the period of November 7, 2006 (inception) to September 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing  as  may  be required and ultimately  to  attain  profitability.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4.  RELATED PARTY TRANSACTIONS

As of September 30, 2007, we had borrowed $7,540 from a shareholder. This loan was unsecured, carried no interest and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

At September 30, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $78,176, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009
                                  (UNAUDITED)

NOTE 4.  RELATED PARTY TRANSACTIONS (CON'T)

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited ("FHM"), a shareholder who holds approximately 80.8% of the Company's issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended September 30, 2009 were $10,000.

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

NOTE 7 .  STOCKHOLDERS' DEFICIT

The  stockholders'   deficit  section  of the Company  contains  the  following classes of capital stock as of September 30, 2009:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

As of September 30, 2009, we have not generated any revenues.


                       SEPTEMBER 30,	SEPTEMBER 30,	$ CHANGE       % CHANGE
			    2009	     2008

Revenue                $          - 	$          - 	$      -      	    -%
Professional fees            12,455            3,275       9,180    	  280%
G & A                           869           10,181       9,312 	(91.5%)
Operating loss         $    (13,324)    $    (13,456)   $   (132)  	 (1.3%)


The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company. The Company also incurred interest expense of $973 for the three months ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

As of September 30, 2009, we have not generated any revenues.

                       SEPTEMBER 30,	SEPTEMBER 30,	$ CHANGE       % CHANGE
			    2009	     2008
Revenue                $          - 	$          - 	$      -     	    -%
Professional fees            41,970           14,723      27,247   	  185%
G & A                         1,689           19,013      17,324 	(91.1%)
Operating loss         $    (43,659)    $    (33,736)   $  9,923   	 29.4%

The increase in general and administrative expenses primarily comprised a management services fee paid to Fountainhead Capital Management Limited, an affiliate of the Company. The Company also incurred interest expense of $2,260 for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $13,324.

No stock was issued in the third quarter of 2009.

We had $0 cash on hand as of September 30, 2009 compared to $0 as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(14,297) for the three months ended September 30, 2009, and a working capital deficiency of $80,733 at September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                      		CYBERSPACE VITA, INC.


Date: November 2, 2009		By:  /s/ Geoffrey Alison
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