Form 10-K/A
period 2008-12-31
Cyberspace Vita, Inc.
filed 2010-01-27
CIK 1381240

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 10-K/A


 [x] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange
                                 Act of 1934


                  for the fiscal year ended DECEMBER 31, 2008


{u"} Transition Report Under Section 13 or 15(D) of the Securities Exchange Act
                                   of 1934


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


EXPLANATORY  NOTE:   This  amended  Form  10-K  addresses  and corrects certain matters raised in the SEC's Comment Letter to the Company dated December 15, 2009.

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.            BUSINESS.................................................2
ITEM 1A.           RISK FACTORS.............................................8
ITEM 1B.           UNRESOLVED STAFF COMMENTS...............................13
ITEM 2.            PROPERTIES..............................................13
ITEM 3.            LEGAL PROCEEDINGS.......................................13
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....13

                                    PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
		   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
		   SECURITIES..............................................14
ITEM 6.            SELECTED FINANCIAL DATA.................................15
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATION......................15
ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		   RISK....................................................17
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............17
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		   ACCOUNTING AND FINANCIAL DISCLOSURE.....................18
ITEM 9A(T).        CONTROLS AND PROCEDURES.................................18
ITEM 9B.           OTHER INFORMATION.......................................19

                                   PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
		   GOVERNANCE..............................................19
ITEM 11.           EXECUTIVE COMPENSATION..................................20
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		   MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............20
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
		   DIRECTOR INDEPENDENCE...................................21
ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES..................22

                                    PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.................23

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

It is anticipated that business opportunities will come to the Company's attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2008, the Board of Directors of the Company unanimously adopted the following resolution:

1) To approve an amendment to the Company's Articles of Incorporation to increase the Company's authorized capital to 110,000,000 shares comprising 100,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share.

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

ITEM 6.    SELECTED FINANCIAL DATA

YEAR ENDED


                                12/31/08     12/31/07     12/31/06
				----------   ----------	  ----------
Revenues                      	$        -   $        -   $        -
Net loss                      	$  (50,580)  $  (24,244)  $   (4,268)
Net loss per share            	$    (0.01)  $    (0.01)  $        -
Weighted average no. shares      4,951,000    4,470,126    4,000,000
Stockholders' deficit         	$  (34,814)  $   (7,462)  $     (268)
Total assets                  	$        -   $       23   $      732
Total liabilities             	$   34,814   $    7,485   $    1,000




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

On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906for a promissory note in the amount of $34,517bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:


										PERCENTAGE
          LINE ITEM          	12/31/08	12/31/07	INCREASE	INCREASE
                              	(AUDITED) 	(AUDITED) 	(Decrease)	(Decrease)
				--------	--------	---------	---------
Revenues                        $      0        $      0        $	0            0.0%
Operating expenses                50,283     	  24,244           26,039            107%
Net loss                         (50,580)   	 (24,244)          26,336            109%
Loss per share of common stock      0.01       	    0.01             0.00            0.0%


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from inception (November 7, 2006) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
February 25, 2009






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


  The accompanying notes are an integral part of these financial statements

                            	     CYBERSPACE VITA, INC.
                         	(A DEVELOPMENT STAGE COMPANY)
                           	   STATEMENTS OF OPERATIONS



                                                                           ACCUMULATED FROM  INCEPTION
                                              YEAR ENDED DECEMBER 31,          (NOVEMBER 7, 2006)
                                               2008            2007           TO DECEMBER 31, 2008
                                             (AUDITED)       (AUDITED)              (AUDITED)
					   ------------	  ------------		-----------------
REVENUE                                    $          -   $          -   	$		-


Expenses:
    General and administrative                   29,163          3,125                     32,288
    Professional fees                            21,120         21,119                     46,507
					   ------------	  ------------		-----------------
Total operating expenses                         50,283         24,244                     78,795

Other expenses
        Interest expense                            297              -                        297

NET LOSS                                   $    (50,580)  $    (24,244)  	$         (79,092)
					   ============	  ============		=================
NET LOSS PER COMMON SHARE                  $       0.01   $       0.01   	$
					   ============	  ============		=================
Weighted average number of common shares      4,951,000      4,470,126
					   ============	  ============


   The accompanying notes are an integral part of these financial statements


                             			CYBERSPACE VITA INC.
                        		  (A DEVELOPMENT STAGE COMPANY)
                      			STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                           	Deficit
                                                                                         	Accumulated
                                                        	Common        	Additional      During the
                         Preferred  Preferred	Common  	Stock          	Paid-in       	Development
                           Shares     Amount  	Shares  	Amount		Capital         Stage         	Total
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance - November 7,            -  $ 	    -   $    	   -	$    	 -      $ 	 -	$	  -	$	-
2006 (Date of
Inception)

Common stock sold for            -          -	  40,000,000        40,000         (36,000)               -         4,000
cash

Net loss                         -          -        	   -             -               -           (4,268)       (4,268)
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance at December              -          -	  40,000,000        40,000         (36,000)          (4,268)         (268)
31, 2006

Common stock sold for            -          -  	     951,000           951           8,559                -         9,510
cash

Capital contributed              -          -       	   -             -           7,540     		  -         7,540
through forgiveness of
debt

Donation of shares               -          -	 (36,000,000)      (36,000)         36,000             	  -             -

Net loss                         -          -        	   -             -               -          (24,244)      (24,244)
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance - December 31,           -          -	   4,951,000         4,951          16,099          (28,512)       (7,462)
2007

Additional paid-in               -          -        	   -             -          23,228                -        23,228
capital

Net loss                         -          -         	   -             -               -          (50,580)      (50,580)
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance - December 31,           -	    -	$  4,951,000    $    4,951      $   39,327      $   (79,092)    $ (34,814)
2008 (audited)
			 =========  =========	============	==========	==========	===========	=========

  The accompanying notes are an integral part of these  financial statements



                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                                                                       		      ACCUMULATED
                                                                                                         FROM
                                                                                                      INCEPTION
                                                                       YEAR ENDED DECEMBER 31,    (NOVEMBER 7, 2006)
                                                                       2008             2007        TO  DECEMBER 31,
                                                                     (AUDITED)        (AUDITED)          2008
                                                                                                       (AUDITED)
								    ----------	    ----------	    --------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
    Net loss                                                        $  (50,580)     $  (24,244)     $      (79,092)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Change in operating assets and liabilities:
         Increase (decrease) in accounts payable                        (7,485)          7,485                   -
         Increase in accrued interest                                      297               -                 297
								    ----------	    ----------	    --------------
    Net cash used in operating activities                              (57,768)        (16,759)            (78,795)
								    ----------	    ----------	    --------------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
    Proceeds in loans due to shareholders                               34,517           6,540              42,057
    Additional paid-in capital                                          23,228               -              23,228
    Proceeds from issuance of common stock                                   -           9,510              13,510
								    ----------	    ----------	    --------------
    Net cash provided by financing activities                           57,745          16,050              78,795
								    ----------	    ----------	    --------------

DECREASE IN CASH                                                           (23)           (705)                  -
CASH, BEGINNING OF PERIOD                                                   23             732                   -
								    ----------	    ----------	    --------------
CASH, END OF PERIOD                                                 $        -      $       23      $            -
								    ==========	    ==========	    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                        $        -      $        -      $            -
    Cash paid during the period for income taxes                    $        -      $        -      $            -

CAPITAL CONTRIBUTED FROM THE CANCELLATION OF COMMON STOCK           $        -      $   36,000      $       36,000
								    ==========	    ==========	    ==============


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


The components of the Company's deferred tax asset as of December 31, 2008 and 2007 are as follows:

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)


NOTE 6. INCOME TAXES (CON'T)

                                     	2008      	2007
                                  	--------   	--------
Net operating loss carry forward        $ 79,092	$ 24,244
Valuation allowance                      (79,092)        (24,244)
                                  	--------   	--------
Net deferred tax asset                  $      -        $      -
                                        ========   	========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                     	2008      	2007
                                  	--------   	--------
Tax at statutory rate (35%)             $ 27,682   	$ 10,000
Increase in valuation allowance          (27,682)     	 (10,000)
                                  	--------   	--------
Net deferred tax asset                  $      -        $      -
                                	========   	========

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


NOTE 7. STOCKHOLDERS' DEFICIT
The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

* Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0- shares issued and outstanding.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

/S/Geoffrey Alison
------------------
Geoffrey Alison
Chief Executive Officer



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


NAME           	   AGE	  POSITIONS HELD
Geoffrey Alison	   36 	  CEO, CFO President,Treasurer and Secretary since 2008



Geoffrey Alison has been CEO, CFO, President,Treasurer and Secretary of the Company since May 2008. He is registered with the National Association of Securities Dealers since 1999 and has worked as a general securities principal for various securities firms including Stock USA, Inc. (January 1999 - October
2001) and Assent, LLC (November 2001 - August 2004). From September 2004 through the present date, Mr. Alison has been a registered general securities principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD); from January 2005 through January 2006, he served as President, Secretary and a director of Cape Coastal Trading Corporation (OTCBB:CCTR) and he has served as President, Treasurer, Secretary and a director of Travel Hunt Holdings, Inc. (OTCBB:TVHT) since August 2007. In October, 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.


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



(1) For the purposes of this table, a person is deemed to have "beneficial ownership" of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2008. All percentages for common stock are calculated based upon a total of 4,951,000 shares outstanding as of December 31, 2008, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2008.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED RRANSACTIONS

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

Effective as of May 5, 2008, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid for the year ended December 31 2008, were $26,500. Pursuant to the terms of the Services Agreement, FHM shall provide the following services to the Company:

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


ITEM 13.  EXHIBITS

Exhibit
Number         Description
-------        -----------
31.1.          Certification of the Chief Executive Officer pursuant to Section
	       302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
Number         Identification of Exhibit
-------        -------------------------
31.1           Certification of the Chief Executive Officer pursuant to Section
	       302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Cyberspace Vita, Inc.
                                             (Registrant)


                                By
                                             /s/ Geoffrey Alison
                                             -------------------
                                             Geoffrey Alison
                                             President,  Chief Executive
					     Officer , Chief
					     Financial Officer and Principal
					     Accounting Officer

                                Date
                                             January 26, 2010


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

                                By
                                             /s/ Geoffrey Alison
                                             -------------------
                                             Geoffrey Alison
                                             Sole Director

                                Date
                                             January 26, 2010