Form 10-Q/A
period 2009-09-30
Cyberspace Vita, Inc.
filed 2010-01-27
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

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

EXPLANATORY NOTE: This amended Form 10-Q addresses and corrects certain matters raised in the SEC's Comment Letter to the Company dated December 15, 2009.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




												Nov. 7, 2006
				 Three Mos.	 Three Mos.	  Nine Mos.	  Nine Mos.	 (Inception)
		 		   Ended 	   Ended	    Ended	    Ended 	   through
				September 30, 	September 30,	September 30,	September 30, 	September 30,
				    2009	    2008	    2009	    2008	    2009
				------------	------------	------------	------------	------------
Revenues	 		$	   -	$	   -	$	   -	$	   -	$	   -
				------------	------------	------------	------------	------------
Operating expenses
Professional fees	 	      12,455	       3,275	      41,970	      14,723	      74,258
General and administrative	 	 869	      10,181	       1,689	      19,013	      48,196
				------------	------------	------------	------------	------------
Operating loss	 	 	      13,324	      13,456	      43,659	      33,736	     122,454
				------------	------------	------------	------------	------------
Other expenses
Interest expense			 973		 123	       2,260		 123	       2,557
				------------	------------	------------	------------	------------
Total other expenses			 973		 123	       2,260		 123	       2,557
				------------	------------	------------	------------	------------
Net loss	 		$    (14,297)	$    (13,579)	$    (45,919)	$    (33,859)	$   (125,011)
				============	============	============	============	============
Basic loss per share	 	$      (0.06)	$      (0.05)	$      (0.19)	$      (0.14)
				============	============	============	============
Weighted average number of
common shares outstanding -
basic	 			    247,550	     247,550	     247,550	     247,550
				===========	============	============	============




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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of
1934), as of the end of the period covered by this Quarterly Report on Form 10-
Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It was determined that such controls and procedures were not effective because the Company failed to provide an evaluation of its disclosure controls and procedures in its originally filed Form 10-Q for the period ended September 30, 2009 in accordance with Item 307 of Regulation S-K. While the omission was an oversight, the Company recognizes that the failure to make the required disclosure could be indicative of an overall ineffectiveness in the Company's disclosure controls and procedures in general. As a result, the mere fact that the disclosure required by Item 307 was not made requires that the Company conclude that for the period reported such controls were not effective.

Remediation Measures. The Company has now re-examined its disclosure controls and procedures to ensure that such examination is carried out on a going forward basis in the manner required by Rule 13a-15 and thereafter reported in accordance with Item 307.

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

ITEM 6. EXHIBITS

Exhibit No.Description
31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      CYBERSPACE VITA, INC.
Date: January 26, 2010                By:  /s/ Geoffrey Alison
                                      -------------------------------
                                       Geoffrey Alison
                                       Director, CEO, President and Treasurer

                                 EXHIBIT INDEX

Exhibit No.Description
31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.