Form 10-K/A
period 2008-12-31
Cyberspace Vita, Inc.
filed 2010-03-11
CIK 1381240

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                  FORM 10-K/A
                                 Amendment #2

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

   * During the twelve months ended December 31, 2008, Fountainhead Capital Management Limited contributed $19,606 as additional paid-in capital for which no new shares were issued.

   * As indicate by the Stock Purchase Agreement dated April 15, 2008 by and among Henry C. Casden and Fountainhead Capital Management Limited, a contribution to capital was made for certain outstanding liabilities totaling $3,622.

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

/S/  Geoffrey Alison
--------------------
Geoffrey Alison
Chief Executive Officer



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

Geoffrey Alison has been CEO, CFO, President,Treasurer and Secretary of the Company since May 2008. He is registered with the National Association of Securities Dealers since 1999 and has worked as a general securities principal for various securities firms including Stock USA, Inc. (January 1999 - October
2001) and Assent, LLC (November 2001 - August 2004). From September 2004 through the present date, Mr. Alison has been a registered general securities principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, The served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD); from January 2005 through January 2006, he served as President, Secretary and a director of Cape Coastal Trading Corporation (OTCBB:CCTR) and he has served as President, Treasurer, Secretary and a director of Travel Hunt Holdings, Inc. (OTCBB:TVHT) since August 2007. In October, 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.

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



                                    PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                                 	Date  March 8, 2010


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

                                 	Date  March 8, 2010