Form 10-K
period 2009-12-31
Cyberspace Vita, Inc.
filed 2010-03-11
CIK 1381240

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   FORM 10-K


[x]  Annual  Report  Pursuant to Section 13 or 15(D) of the Securities Exchange
                                 Act of 1934


                  for the fiscal year ended DECEMBER 31, 2009


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No


State issuer's revenues for its most recent fiscal year: $0.00


As of February 10, 2010, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the most recent quote on the OTCBB of $.75 per share is $36,662.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 247,550 shares of common stock as of March 5, 2010.

                              TABLE OF CONTENTS

                                    PART I



ITEM 1.            BUSINESS.................................................2
ITEM 1A.           RISK FACTORS............................................10
ITEM 1B.           UNRESOLVED STAFF COMMENTS...............................15
ITEM 2.            PROPERTIES..............................................16
ITEM 3.            LEGAL PROCEEDINGS.......................................16
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....16

                                    PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
		   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
		   SECURITIES..............................................16
ITEM 6.            SELECTED FINANCIAL DATA.................................17
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATION......................19
ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		   RISK....................................................19
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............18
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		   ACCOUNTING AND FINANCIAL DISCLOSURE.....................20
ITEM 9A(T).        CONTROLS AND PROCEDURES.................................20
ITEM 9B.           OTHER INFORMATION.......................................21

                                   PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
		   GOVERNANCE..............................................21
ITEM 11.           EXECUTIVE COMPENSATION..................................22
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		   MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............22
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
		   DIRECTOR INDEPENDENCE...................................23
ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES..................24

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

EMPLOYEES

As of December 31, 2009, the Company had no employees.

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

   a) CONFLICTS OF INTEREST. Certain conflicts of interest may exist between the Company and its officers, directors and principal shareholders. They have other business interests to which they devote their attention, and they will devote little time to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management" and "Conflicts of Interest."

   b) NEED FOR ADDITIONAL FINANCING. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

   c) REGULATION OF PENNY STOCKS. The Company's securities may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

   d) LACK OF OPERATING HISTORY. The majority interest in the Company was purchased in May 2008 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

   e) NO ASSURANCE OF SUCCESS OR PROFITABILITY. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

   f) POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss of investment to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

   g) TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

   h) IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Decisions will therefore likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

   i) LACK OF DIVERSIFICATION. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

   j) RELIANCE UPON FINANCIAL STATEMENTS. The Company generally will require audited financial statements from companies that it proposes to acquire. In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

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

   k) OTHER REGULATION. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

   l) LIMITED PARTICIPATION OF MANAGEMENT. The Company currently has only one individual who is serving as its sole officer and director on a very limited-time basis. The Company is therefore heavily dependent upon the skills, talents, and abilities of the principal shareholders to implement its business plan. See "Management."

   m) LACK OF CONTINUITY IN MANAGEMENT. The Company does not have any employment agreements with its officers and directors, and as a result, there is no assurance they will continue to be associated with the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

   n) NO INDEPENDENT AUDIT COMMITTEE OF BOARD OF DIRECTORS. The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company's Audit Committee. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and rules and regulations adopted by the U.S. Securities and Exchange Commission Rules to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company's outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the U.S. Securities and Exchange Commission to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a "Listed Company" as defined therein. Notwithstanding, the Company may ultimately be determined not to be in compliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company's failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company's failure to be in compliance with the Sarbanes-Oxley Act could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

   o) INDEMNIFICATION OF OFFICERS AND DIRECTORS. Nevada Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company; therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

   p) DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the Company's officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company, if they are able to provide the required services.

   q) LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

   r) COMPETITION. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

   s) NO FORESEEABLE DIVIDENDS. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

   t) LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's board of directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

   u) RULE 144 SALES. The majority of the outstanding shares of Common Stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person (other than an "Affiliate" of the Company) who has held restricted securities for six (6) months may, under certain conditions, sell any part or all of its holdings in brokerage transactions provided that the Company continues to satisfy the "current public information" requirement. There is no limit on the amount of restricted securities that may be sold by non-Affiliated shareholders and there is no requirement that the Company satisfy the "current public information" requirement after a non-Affiliate shareholder has held its shares for a period of one year. After a holding period of six months, non-Affiliate shareholders are eligible to sell a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale in any ninety (90) day period thereafter. Finally, notwithstanding the foregoing rules, shareholders who acquired their shares during a time that the Company was a "shell corporation" or if the Company later became a "shell corporation", cannot sell their shares pursuant to Rule 144 until the passage of one year following the date the Company ceases to be a "shell corporation" by filing "Form 10 information" with the SEC. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

GOING CONCERN QUALIFICATION

Our auditors have prepared their report on the auditied financial statements contained in this Annual Report on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying audited financial statements as of December 31, 2009, our current liabilities exceed our current assets by $94,191 and our total liabilities exceed our total assets by $94,191. These factors, among others, indicate that we may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES.

As of December 31, 2009, the Company did not own or lease any properties.


ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2009, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2009, and no meeting of shareholders was held.

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


The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


PERIOD					HIGH 	LOW
January 1, 2009 - March 31, 2009 	$0.30	$0.10
April 1, 2009 - June 30, 2009    	$0.20	$0.20
July 1, 2009-September 30, 2009  	$0.30	$0.20
October 1, 2009-December 31, 2009	$0.30	$0.30

OPTIONS AND WARRANTS

None of the shares of our common stock are subject to outstanding options or warrants.

NOTES PAYABLE

At December 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $90,451, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the
Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010.

STATUS OF OUTSTANDING COMMON STOCK

As of December 31, 2009, we had a total of 247,550 (post-split) shares of our common stock outstanding. Of these shares, 200,000 are held by "affiliates" of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

In July 2009, the Company initiated a 1:20 reverse stock split, which has been presented on a retroactive basis.

HOLDERS

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

DIVIDENDS

We have not paid any dividends to date, and have no plans to do so in the immediate future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

YEAR ENDED
                               	12/31/09      	12/31/08      	12/31/07
Revenues                      	$        -   	$        -   	$        -
Net loss                      	$  (59,377)  	$  (50,580)  	$  (24,244)
Net loss per share            	$    (0.24)  	$   (0.20)   	$   (0.01)
Weighted average no. shares         247,550        247,550         223,506
Stockholders' deficit         	$  (94,191)  	$  (34,814)  	$   (7,462)
Total assets                  	$        -   	$        -   	$       23
Total liabilities             	$   94,191   	$   34,814   	$    7,485


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

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had no cash, a working capital deficit of $94,191 and an accumulated deficit during the development stage of $138,469 through December 31, 2009. Our operating activities used $55,934 in cash for the fiscal year ended December 31, 2009, while our operations used $57,768 cash in the fiscal year ended December 31, 2008. We received $0.00 in revenue during the fiscal year ended December 31, 2009.

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

TWELVE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:


LINE ITEM			 12/31/09  12/31/08  INCREASE 	PERCENTAGE
				(AUDITED) (AUDITED) (DECREASE) 	 INCREASE
								(DECREASE)

Revenues                        $     0    $     0     $    0        0.0%
Operating expenses               55,934     50,283      5,651       11.2%
Net loss                        (59,377)   (50,580)    (8,796)     (17.4%)
Loss per share of common stock   (0.24)     (0.20)      (0.04)     (20.0%)

We recorded a net loss of $59,377 for the fiscal year ended December 31, 2009 as compared with a net loss of $50,580 for the fiscal year ended December 31, 2008.

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


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2009 and 2008 and the period from inception (November 7, 2006) through December 31, 2009, and the reports thereon of De Joya Griffith & Company, LLC.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 2009
                               DECEMBER 31, 2008


                                   CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING                       	F-1
-----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                        	F-2

   Statements of Operations              	F-3

   Statement of Stockholders' Deficit           F-4

   Statements of Cash Flows              	F-5

   Notes to the Financial Statements     	F-6-10
-----------------------------------------------------------------------------

                        DE JOYA GRIFFITH & COMPANY, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cyberspace Vita
Las Vegas, Nevada

We have audited the accompanying balance sheets of Cyberspace Vita (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (November 7, 2006) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (November 7, 2006) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
---------------------------------
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 4, 2010





2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 588-5960  -  Facsimile (702) 588-5979

                           		      CYBERSPACE VITA, INC.
                         		  (A DEVELOPMENT STAGE COMPANY)
                                		  BALANCE SHEETS


								December 31, 2009	December 31, 2008
								    (audited)	 	    (audited)
								-----------------	-----------------

ASSETS
Current assets
Cash	  							$		-	$		-
								-----------------	-----------------
Total current assets	  	 						-	 	 	-
								-----------------	-----------------
TOTAL ASSETS	  						$		-	$		-
								=================	=================

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued interest						$	    3,739	$	      297
Loans due to shareholders	  	 				   90,451	 	   34,517
								-----------------	-----------------
Total liabilities	  	 					   94,191	 	   34,814
								-----------------	-----------------

Stockholders' deficit
Preferred stock, par value $0.001, 10,000,000
  shares authorized, no shares issued and
  outstanding at December 31, 2009 and December
  31, 2008, respectively	  	 					-	 	 	-
Common stock, par value $0.001, 100,000,000
  shares authorized, 247,550 shares issued and
  outstanding at December 31, 2009 and December
  31, 2008, respectively						      248		      248
Additional paid-in capital						   44,030		   44,030
Deficit accumulated during the development stage	  	 	 (138,469)	 	  (79,092)
								-----------------	-----------------
Total stockholders' deficit	  	 				  (94,191) 	 	  (34,814)
								-----------------	-----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	  		$		-	$		-
								=================	=================

  The accompanying notes are an integral part of these financial statements

                            	     CYBERSPACE VITA, INC.
                         	(A DEVELOPMENT STAGE COMPANY)
                           	   STATEMENTS OF OPERATIONS

									  		     Inception
 	  	    					 Year Ended December 31,        (November 7, 2006)
 	  						   2009		  2008		to December 31, 2009
							(audited)	(audited)	     (audited)
							---------	---------	     ---------
Revenue	  						$	-	$	-	     $	     -


Expenses:
General and administrative	  	 		    1,435	   29,163	   	33,723
Professional fees					   54,500	   21,120	       101,007
							---------	---------	     ---------
Total operating expenses	  	 		   55,935	   50,283	       134,730

Other expenses
        Interest expense				    3,442	      297	    	 3,739
							---------	---------	     ---------
Net loss	  					$ (59,377)  	$ (50,580)  	     $(138,469)
							=========	=========	     =========
Net loss per common share	  			$   (0.24)  	$   (0.20)
							=========	=========
Weighted average number of common shares	  	  247,550	  247,550
							=========	=========



   The accompanying notes are an integral part of these financial statements


                             			CYBERSPACE VITA INC.
                        		  (A DEVELOPMENT STAGE COMPANY)
                      			STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                           	Deficit
                                                                                         	Accumulated
                                                        	Common        	Additional      During the
                         Preferred  Preferred	Common  	Stock          	Paid-in       	Development
                           Shares     Amount  	Shares  	Amount		Capital         Stage         	Total
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance -
November 7, 2006
(Date of Inception)	 	 -  $       -		   -  	$        -  	$        -  	$         -  	$       -

Common stock sold
for cash	 		 - 	    - 	   2,000,000	     2,000	     2,000	 	  - 	    4,000

Net loss			 -	    -		   -		 -		 -	     (4,268)	   (4,268)
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance at
December 31, 2006 	 	 -	    -	   2,000,000	     2,000 	     2,000	     (4,268) 	     (268)

Common stock sold
for cash	 		 -	    -	      47,550	 	48	     9,462	 	  -	    9,510

Capital contributed
through forgiveness
of debt	 			 -	    -		   -	 	 -	     7,540	 	  -	    7,540

Donation of shares	 	 -	    -	  (1,800,000)	    (1,800)	     1,800	 	  -	 	-

Net loss	 		 -	    -		   -	 	 -	 	 -	    (24,244)	  (24,244)
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance -
December 31, 2007 	 	 -	    -	     247,550	       248	    20,802	    (28,512) 	   (7,462)
			 ---------  ---------	------------	----------	----------	-----------	---------
Additional paid-in
capital 	 		 -	    -		   -	 	 -	    23,228	 	  - 	   23,228

Net loss			 -	    -		   -		 -		 -	    (50,580)	  (50,580)

Balance -
December 31, 2008		 -	    -	     247,550	       248	    44,030	    (79,092)	  (34,814)
			 ---------  ---------	------------	----------	----------	-----------	---------
Net loss 	 		 -	    -    	   -	 	 - 	 	 -	    (59,377)	  (59,376)
			 ---------  ---------	------------	----------	----------	-----------	---------
Balance -
December 31, 2009
(audited)	 		 -  $       -	     247,550    $      248	$   44,030	$  (138,469) 	$ (94,191)
			 =========  =========	============	==========	==========	===========	=========


  The accompanying notes are an integral part of these  financial statements



                           		  CYBERSPACE VITA, INC.
                         	     (A DEVELOPMENT STAGE COMPANY)
                           		STATEMENTS OF CASH FLOWS


									  		     Inception
 	  	    					 Year Ended December 31,        (November 7, 2006)
 	  						   2009		  2008		to December 31, 2009
							(audited)	(audited)	     (audited)
							---------	---------	     ---------

Cash flows relating to operating activities
Net loss	  					$ (59,377)	$ (50,580) 	     $(138,469)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	  	 		-	   (7,485)	 	     -
Increase in accrued interest	  	 		    3,443	      297		 3,739
							---------	---------	     ---------
Net cash used in operating activities	  	 	  (55,934) 	  (57,768) 	      (134,730)
							---------	---------	     ---------
Cash flows relating to financing activities
Proceeds in loans due to shareholders			   55,934	   34,517		90,451
Additional paid-in capital					-	   23,228		30,769
Proceeds from issuance of common stock	  	 		-	 	-	 	13,510
							---------	---------	     ---------
Net cash provided by financing activities	  	   55,934	   57,745	       134,730
							---------	---------	     ---------
Decrease in cash	  	 				-	      (23)	 	     -
Cash, beginning of period	  	 			-	       23	 	     -
							---------	---------	     ---------
Cash, end of period	  				$	-	$	-	     $	     -
							=========	=========	     =========
Supplemental disclosure of cash flow information
Cash paid during the period for interest	  	$	-	$	-	     $	     -
							---------	---------	     ---------
Cash paid during the period for income taxes		$	-	$	-	     $	     -
							---------	---------	     ---------
Capital contributed from the cancellation of
   common stock						$	-	$	-	     $	36,000
							---------	---------	     ---------


  The accompanying notes are an integral part of these financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008
                                   (AUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

BUSINESS DESCRIPTION

Cyberspace Vita, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada. The Company's original business plan was to create and conduct an online business for the sale of vitamins and supplements, however, the Company never generated any meaningful revenues. On May 5, 2008, the Company discontinued its prior business and changed its business plan. The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The Company has limited operations and in accordance with Financial Statement Accounting Board Accounting Standard Codification 915-10 (ASC 915-10) "Development Stage Entities".

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

E. BASIC EARNINGS PER SHARE

Company computes net loss per share in accordance with ASC 260, "Earnings per Share"., which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008
                                   (AUDITED)

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

F. INCOME TAXES

Income taxes are provided in accordance with Statement ASC 740 "Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

H. SHARE-BASED PAYMENT

The Company has adopted ASC 718 "Stock Compensation", which addresses the accounting for share-based payment transactions. ASC 718 generally requires that such transactions be accounted and recognized in the statement of operations based on their fair value.

During the years ended December 31, 2009 and 2008, there were no stock options granted or outstanding.

I. RECENT ACCOUNTING PRONOUNCEMENTS

ASC Topic 855 (Statement of Financial Accounting Standards No.165, "Subsequent Events," ("SFAS No. 165")) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

ASC Topic 860 (Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No.
140," ("SFAS 166")) eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. ASC Topic 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC Topic 860 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

ASC Topic 810 (Statement of  Financial Accounting Standards No.167, "Amendments
to  FASB  Interpretation  No.  46(R),"   ("SFAS  167"))  provides  for: (1) the
elimination of the exemption for

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2009 AND 2008
                                   (AUDITED)

I. RECENT ACCOUNTING PRONOUNCEMENTS (CON'T)

qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt ASC Topic 810 in fiscal 2010. The Company does not expect that the adoption of ASC Topic 810 will have a material impact on the financial statements.

ASC Topic 105 (Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168")) replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $59,376 and $50,580 for the years ended December 31, 2009 and 2008, respectively, and a working capital deficiency of $94,191 and $34,814 at December 31, 2009 and 2008, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2007, we had borrowed $7,540 from a shareholder. This loan was unsecured, carried no interest, and was due on demand. In September 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

At December 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $90,451, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, ashareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertiblepromissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory notein the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to theNote whereby they agreed that additional shareholder advances in the amount of$13,420 would be considered as additional principal payable under the terms ofthe Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited ("FHM"), a shareholder who holds approximately 80.8% of the Company's issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the year ended December 31, 2009 were $40,000. The term of the Services Agreement has been extended to December 31, 2010.

 NOTE 6. INCOME TAXES

During the year ended December 31, 2009, the Company adopted Financial Accounting ASC 740 "Income Taxes". ASC 740 requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of ASC 740, companies are required to adjust their financial statements to reflect only those tax positions

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007
                                   (AUDITED)


NOTE 6. INCOME TAXES (CON'T)

that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As  of   December  31,  2009, we have fully allowed for any deferred tax assets as management has detemined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards.

The components of the Company's deferred tax asset as of December 31, 2009 and 2008 are as follows:


                                      2009      2008
                                   ----------   ---------
Net operating loss carry forward   $ 138,468    $ 79,092
Valuation allowance                 (138,468)    (79,092)
                                   ---------   ----------
Net  deferred  tax  asset          $      -     $      -
                                   =========   ==========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


					  2009 	     2008
                                   	--------   --------
Tax at statutory rate (35%)            $ 48,464   $  27,682
Increase in valuation allowance         (48,464)    (27,682)
                                    	--------   ---------
Net deferred tax asset                 $      -    $      -
	                                ========   =========

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The  Company files income tax returns in the United States federal jurisdiction
and  certain  states  in  the  United  States.   No  tax  returns are currently
under examination by any tax authorities.

NOTE 7. STOCKHOLDERS' DEFICIT

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

	* Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0- shares issued and outstanding.

	* Common stock, $0.001 par value: 100,000,000 shares authorized; 247,550 shares issued and outstanding.

	* In November 2006, the Company issued 2,000,000 shares of its common stock to its directors in exchange for services totaling $4,000.

	* In May 2007, the Company issued 25,300 shares of common stock for cash proceeds. These shares were sold for $0.005 per share for total consideration of $5,060.

	* In August 2007, the Company issued 22,250 shares of common stock for cash proceeds. These shares were sold for $0.005 per share for total consideration of $4,450.

	* In October 2007, the Company initiated a 10:1 stock split, which has been presented on a retroactive basis. As a result of the stock split, total shares outstanding increased from 4,095,100 to 40,951,000. The stock split was accounted for as a stock dividend after additional paid-in capital was reduced to zero.

	* In October 2007, concurrent with the 10:1 stock split, a shareholder cancelled 1,800,000 shares of his own stock, which was reflected as a donation of shares. As a result, there were 247,550 shares of common stock issued and outstanding.

	* In accordance with the Stock Purchase Agreement dated April 15, 2008 by and among Henry C. Casden and Fountainhead Capital Management Limited, a contribution to capital was made for certain outstanding liabilities totaling $23,228.

	* In July 2009, the Company initiated a 1:20 reverse stock split, which has been presented on a retroactive basis.

All amounts shown in the financial statements have been adjusted retroactively to show the impact of (a) a 10:1 stock split which was declared effective in October 2007 and (b) a one-for-twenty reverse stock split which was declared effective in July 2009.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 4, 2010, the date which the financial statements were available to be issued, no events have been noted.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

/S/    Geoffrey Alison
-----------------------
Geoffrey Alison
Chief Executive Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

NAME  AGE    POSITIONS HELD

Geoffrey Alison 37   CEO, CFO President,Treasurer and Secretary since 2008

Geoffrey Alison has been CEO, CFO, President,Treasurer and Secretary of the Company since May 2008. He is registered with the National Association of Securities Dealers since 1999 and has worked as a general securities principal for various securities firms including Stock USA, Inc. (January 1999 - October
2001) and Assent, LLC (November 2001 - August 2004). From September 2004 through the present date, Mr. Alison has been a registered general securities principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD); from January 2005 through January 2006, he served as President, Secretary and a director of Cape Coastal Trading Corporation (OTCBB:CCTR) and he has served as President, Treasurer, Secretary and a director of Travel Hunt Holdings, Inc. (OTCBB:TVHT) since August 2007. In October 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2009, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2009 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.


NAME                                             NUMBER OF SHARES   PERCENT OF
                                                   BENEFICIALLY     OUTSTANDING
                                                     OWNED(1)        SHARES(1)

Fountainhead Capital Management Limited               200,000        80.80%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

Pershing LLC                                           16,760         6.80%
P.O. Box 2050
Jersey City, NJ 07303

Geoffrey Alison                                             0         0.00%
5000 Noeline Ave.
Encino, CA 91316

Officers and directors as a group (one person)              0         0.00%

(1)For the purposes of this table, a person is deemed to have "beneficial ownership" of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2009. All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2009, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED RRANSACTIONS

At December 31, 2009, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $90,451, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on
September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory notein the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Companyexecuted a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010.

Effective as of May 5, 2008, the Company entered into a Services Agreement with FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid for the year ended December 31 2009, were $40,000. The term of the Services Agreement has been extended to December 31, 2010.

Pursuant to the terms of the Services Agreement, FHM shall provide the following services to the Company:

   a) FHM will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

   b) At the request of the Company's management, FHM will provide strategic advisory services relative to the achievement of the Company's business plan;

   c) FHM will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

   d) FHM will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals;

   e) FHM will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

   f) FHM will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

   g) At the request of the Company's management, FHM will provide advisory services related to corporate governance and matters related to the maintenance of the Company's status as a publicly-reporting company; and

   h) At the request of the Company's management, FHM will assist the Company in satisfying various corporate compliance matters.

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


ITEM 13.  EXHIBITS

Exhibit
Number          Description
-----------	-----------
31.1.        	Certification  of  the Chief Executive Officer pursuant to
		Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.        	Certification of the  Chief  Financial Officer pursuant to
		Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Officers  pursuant to 18 U.S.C. Section 1350,
             	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, De Joya Griffith & Company, LLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $7,600. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2007 and review of our interim financial statements for the first, second and third quarters of 2008 was approximately $9,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2009 or 2008.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors'
responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

	* Report of De Joya Griffith & Company, LLC, Independent Registered Certified Public Accounting Firm

	* Balance Sheets as of December 31, 2009 and 2008

	* Statements of Operations for the years ended December 31, 2009 and 2008 and the period from inception (November 7, 2006) to December 31, 2009 (audited)

	* Statements of Stockholders' Deficit from inception (November 7, 2006) to December 31, 2009 (audited)

	* Statement of Cash Flows for the years ended December 31, 2009 and 2008 and the period from inception (November 7, 2006) to December 31, 2009 (audited)

	* Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.        	Certification of the Chief Executive  Officer  pursuant to
		Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.		Certification of the Chief Financial  Officer pursuant  to
		Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification  of Officers pursuant to 18 U.S.C. Section 1350,
		as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberspace Vita, Inc.
(Registrant)

By
/s/ Geoffrey Alison
-------------------
Geoffrey Alison
President,  Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Date
March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Geoffrey Alison
-------------------
Geoffrey Alison
President,  Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer and Sole Director

Date
March 10, 2010