Form 10-Q/A
period 2009-09-30
Cyberspace Vita, Inc.
filed 2010-03-24
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A
                                 2ND AMENDMENT

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

EXPLANATORY NOTE: This 2nd amended Form 10-Q addresses and corrects certain matters raised in the SEC's Comment Letter to the Company dated December 15, 2009 (together with certain follow-up Comments by the SEC which have been received by the Company) and supersedes in its entirety the Company's 1st Amendment to Form 10-Q filed on January 27, 2010.

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

ITEM 6. EXHIBITS

Exhibit
No.	 Description
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


                                      	CYBERSPACE VITA, INC.
Date: March 24, 2010                By:  /s/ Geoffrey Alison
                                      	-------------------------------
                                      	Geoffrey Alison
                                       	Director, CEO, President and Treasurer


                                 EXHIBIT INDEX

Exhibit
No.	 Description
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