Form 10-Q
period 2010-03-31
Cyberspace Vita, Inc.
filed 2010-05-10
CIK 1381240

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2010

                      Commission File Number: 333-141929


                             CYBERSPACE VITA, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


           Nevada                                           14-1982491
      _______________________			 	___________________
      (State of organization)                            (I.R.S. Employer
						       	Identification No.)

                              122 Ocean Park Blvd.
                                   Suite 307
                        Santa Monica, California 90405
                   ________________________________________
                   (Address of principal executive offices)


                                (310) 396-1691
                _______________________________________________
              Registrant's telephone number, including area code


                 ______________________________________________
                  Former address if changed since last report

Check   whether  the  issuer  (1) filed all reports  required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T ({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]  No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of May 1, 2010.

                               TABLE OF CONTENTS
                               _________________



PART I - FINANCIAL INFORMATION

ITEM 1.	     INTERIM FINANCIAL STATEMENTS.................................. F-1
ITEM 2.	     MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION.   2
ITEM 3	     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   6
ITEM 4A(T).  CONTROLS AND PROCEDURES.......................................   6


PART II - OTHER INFORMATION

ITEM 1.	     LEGAL PROCEEDINGS.............................................   7
ITEM 1A      RISK FACTORS..................................................   7
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES.......................   7
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...............................   7
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   7
ITEM 5.      OTHER INFORMATION.............................................   7
ITEM 6.      EXHIBITS......................................................   7

SIGNATURES.................................................................   8



                        PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS



                                                                                                AS OF            AS OF
                                                                                                MARCH 31, 2010   DECEMBER 31, 2009
                                                                                                (UNAUDITED)      (UNAUDITED)
												--------------	 -----------------
                                           ASSETS
CURRENT ASSETS
Cash                                                                                                    -         $      -
												-----------	 -----------

TOTAL ASSETS                                                                                            -         $      -
												===========	 ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued interest                                                                                     5,078       $    3,740
Loans due to shareholders                                                                          109,089           90,451

TOTAL CURRENT LIABILITIES                                                                          114,167           94,191
												-----------	 -----------

TOTAL LIABILITIES                                                                                  114,167           94,191

STOCKHOLDERS'  DEFICIT

Preferred stock, ($0.001 par value, 10,000,000 shares authorized;  none issued and                      -                -
outstanding)
Common stock, ($0.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as          248              248
of March 31, 2010 and December 31, 2009)
Additional paid-in capital                                                                          44,030           44,030
Deficit accumulated during development stage                                                      (158,445)        (138,469)
												-----------	 -----------


TOTAL STOCKHOLDERS' DEFICIT                                                                       (114,167)        (94,191)
												-----------	 -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                                        $      -         $      -
												===========	 ===========

See accompanying notes to financial statements

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                            NOV. 7, 2006
                                                            THREE MOS.      THREE MOS.	    (INCEPTION)
                                                            ENDED           ENDED	    THROUGH
                                                            MARCH 31, 2010  MARCH 31, 2009  MARCH 31, 2010
							    --------------  --------------  --------------

REVENUES                                                     $          -    $          -     $		-
							    --------------  --------------  --------------

OPERATING EXPENSES
General and administrative                                            150             415          33,873

Professional fees                                                  18,488          17,015         119,495
							    --------------  --------------  --------------


OPERATING LOSS                                                     18,638          17,430         153,368
							    --------------  --------------  --------------

OTHER EXPENSES
         INTEREST EXPENSE                                           1,338             517           5,077
							    --------------  --------------  --------------

TOTAL OTHER EXPENSES                                                1,338             517           5,077
							    --------------  --------------  --------------


NET LOSS                                                     $    (19,976)    $   (17,947)    $  (158,445)
							    ==============  ==============  ==============

BASIC LOSS PER SHARE                                         $      (0.08)     $    (0.07)
							    ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC      247,550         247,550
							    ==============  ==============

See accompanying notes to financial statements



                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

											NOV. 7, 2006
						THREE MONTHS        THREE MONTHS        (INCEPTION)
						ENDED               ENDED               THROUGH
						MARCH 31,  2010     MARCH 31, 2009      MARCH 31, 2010
						---------------     --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       $       (19,976)     $     (17,947)      $     (158,445)
Changes in operating assets and liabilities:
Increase in accounts payable                                 -                515                   -
Increase in accrued interest expense                     1,338                517               5,077

NET CASH USED IN OPERATING ACTIVITIES          $       (18,638)     $     (16,915)      $    (153,368)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans                         18,638             16,915             109,089
Additional paid-in capital                                   -                  -              30,769
Proceeds from sale of common stock                           -                  -              13,510

NET CASH PROVIDED BY FINANCING ACTIVITIES               18,638             16,915             153,368
						---------------     --------------      --------------

NET INCREASE (DECREASE) IN CASH                              -                  -                   -

CASH AT BEGINNING OF PERIOD                                  -                  -                   -
						---------------     --------------      --------------


CASH AT END OF PERIOD                           $            -      $           -       $           -
						===============	    ==============      ==============

Supplemental cash flow information:

Cash paid during period for interest           $            -      $            -       $           -
						===============	    ==============      ==============


Cash paid during period for income taxes       $            -      $            -       $           -
						===============	    ==============      ==============


See accompanying notes to financial statements



                            CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2009.

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

The Company has been in the development stage since its formation on November 7, 2006. The Company has raised certain capital in an attempt to commence operation, however it has not done so. The Company's current business plan is to explore potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. As we have not yet commenced principal operations we consider ourselves a shell company and a Development Stage Company as defined by ASC 915 "Development Stage Entities."

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2010, the Company had no cash or cash equivalents.

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

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

D. BASIC EARNINGS PER SHARE

The FASB issued SFAS No. 128, (ASC Topic 260) "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

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

E. INCOME TAXES

Income taxes are provided in accordance with ASC 740 " Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

G. NEW ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within
Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions. This amendment to Topic 958 has occurred as a result of the issuance of FAS 164. The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)

G. NEW ACCOUNTING PRONOUNCEMENTS (CON'T)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and
(2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $158,445 from Inception (November 7, 2006) to March 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of September 30, 2007, we had borrowed $7,540 from a shareholder. This loan was unsecured, carried no interest and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

At March 31, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $109,089, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited ("FHM"), a shareholder who holds approximately 80.8% of the Company's issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2010) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended March 31, 2010 were $10,000.

NOTE 6.  INCOME TAXES

The Company records its income taxes in accordance with ASC 740 "Income Taxes". The Company incurred net operating losses during all periods presented resulting in deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance offsetting all deferred tax assets.

                             CYBERSPACE VITA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)

NOTE 7.  STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of March 31, 2010:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO MARCH 31, 2009.

As of March 31, 2010, we have not generated any revenues.


			MARCH 31,	MARCH 31,
			2010		2009		$ CHANGE	% CHANGE
			--------	--------	--------	--------
Revenue			$      -	$      -	$    -      	    -%
Professional fees         18,488	  17,015   	 1,473      	    9%
G & A                        150             415   	  (265)   	  (64%)
Operating loss		$(19,976)    	$(17,430)	$2,546   	 14.6%


The Company's operations for the quarter ended March 31, 2010 showed only nominal changes from its operations in the comparable quarter of 2009. Professional fees incurred in both the quarters ended March 31, 2010 and 2009 include $2,500 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company's outside auditors and legal counsel. The Company also incurred interest expense of $1,338 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $18,638.

No stock was issued in the first quarter of 2010.

We had $0 cash on hand as of March 31, 2010 compared to $0 as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(19,976) for the three months ended March 31, 2010, and a working capital deficiency of $114,167 at March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

* The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of the Company. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company have a fiduciary responsibility to the Company and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for the Company and its shareholders.

* The officers and directors of the Company may serve as officers and directors of other Affiliated Companies in the future. The Company's officers and directors are required to devote only so much of their time to the Company's affairs as they deem appropriate, in their sole discretion. As a result, the Company's officers and directors may have conflicts of interest in allocating their management time, services, and functions among the Company and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

* The Affiliated Companies may compete directly or indirectly with the Company for the acquisition of available, desirable combination candidates. There may be factors unique to the Company or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to the Company's shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both the Company and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when - or if - an acquisition ever will be completed.

* Certain conflicts of interest exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management. As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet the Company's selection criteria. It is likely, however, that the combination criteria of the Company and any Affiliated Companies will be substantially identical. Ultimately, the Company's shareholders ultimately must rely on the fiduciary responsibility owed to them by the Company's officers and directors. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the Company. Failure by them to conduct the Company's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to the Company should consult their counsel.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit
No.	  Description
-------	  -----------
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

                                  CYBERSPACE VITA, INC.

Date: May 10, 2010                 By:  /s/ Geoffrey Alison
                                  ____________________________

                                  Geoffrey Alison
                                  Director, CEO, President and Treasurer



                                 EXHIBIT INDEX

Exhibit
No.	  Description
-------	  -----------
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