Form 10-Q
period 2010-06-30
Cyberspace Vita, Inc.
filed 2010-08-03
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2010

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405

(Address of principal executive offices)

(310) 396-1691

Registrant’s telephone number, including area code

 Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of July 13, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.
(A Development Stage Company)
Balance Sheets

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued interest	$6,710	$3,740
Loans due to shareholders	121,544	90,451

Total current liabilities	128,254	94,191

TOTAL LIABILITIES	128,254	94,191

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of June 30, 2010 and December 31, 2009)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(172,532)	(138,469)

Total stockholders' deficit	(128,254)	(94,191)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Inception (Nov. 7, 2006) through June 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	12,305	12,500	30,793	29,515	131,800
General and administrative	150	405	300	820	34,023

Operating loss	12,455	12,905	31,093	30,335	165,823

Other expenses
Interest expense	1,632	770	2,970	1,287	6,709
Total other expenses	1,632	770	2,970	1,287	6,709

Net loss	$(14,087)	$(13,675)	$(34,063)	$(31,622)	$(172,532)

Basic loss per share	$(0.06)	$(0.06)	$(0.14)	$(0.13)

Weighted average number of common shares outstanding - basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Inception (Nov. 7, 2006) through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(34,063)	$(31,622)	$(172,532)
Changes in operating assets and liabilities:
Increase in accrued interest expense	2,970	1,287	6,709

Net cash used in operating activities	$(31,093)	$(30,335)	$(165,823)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	31,093	30,335	121,544
Additional paid-in capital	-	-	30,769
Proceeds from sale of common stock	-	-	13,510

Net cash provided by financing activities	31,093	30,335	165,823

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2009.

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

The Company has been in the development stage since its formation on November 7, 2006.  The Company has raised certain capital in an attempt to commence operation, however it has not done so.  The Company’s current business plan is to explore potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. As we have not yet commenced principal operations we consider ourselves a shell company and a Development Stage Company as defined by ASC 915 “Development Stage Entities.”

As used in these Notes to the Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Cyberspace Vita, Inc.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The  financial  statements  have  been  prepared  using  the  accrual  basis  of accounting.  Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.  The Company has adopted a December 31 year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At June 30, 2010, the Company had no cash or cash equivalents.

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

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

E. INCOME TAXES

Income taxes are provided in accordance with ASC 740 “ Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

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

G. NEW ACCOUNTING PRONOUNCEMENTS

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

G. NEW ACCOUNTING PRONOUNCEMENTS (CON’T)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

G. NEW ACCOUNTING PRONOUNCEMENTS (CON’T)

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $172,532 from Inception (November 7, 2006) to June 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of September 30, 2007, we had borrowed $7,540 from a shareholder.  This loan was unsecured, carried no interest and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

At June 30, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $121,544, which represents amounts loaned to the Company to pay the Company’s operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009.  On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6%  promissory  note  with a principal balance of $11,500 due and payable on  September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009.  On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

NOTE 5.  RELATED PARTY TRANSACTIONS (CON’T)

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2010) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended June 30, 2010 were $10,000.

NOTE 6.  INCOME TAXES

The Company records its income taxes in accordance with ASC 740 “Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in deferred tax assets.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance offsetting all deferred tax assets.

NOTE 7.  STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of June 30, 2010:

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation — Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2009.

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

From inception, the Company’s business plan was to construct an e-commerce website by which we intended to engage in the sale of vitamins on the Internet. The Company has now discontinued its prior business and changed its business plan. The Company’s business plan now consists of exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction. We anticipate no operations unless and until we complete a business combination as described above.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our Plan of Operation. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Due to the life cycle stage of our Company every balance sheet account has inherent estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

As of June 30, 2010, we have not generated any revenues.

	June 30, 2010	June 30, 2009	$ Change	% Change
Revenue	$-	$-	$-	-%
Professional fees	12,305	12,500	(195)	(1.6)%
G & A	150	405	(255)	(63)%
Net loss	$(14,087)	$(12,905)	$(1,182)	(9.2)%

The Company’s operations for the quarter ended June 30, 2010 showed only nominal changes from its operations in the comparable quarter of 2009. Professional fees incurred in both the quarters ended June 30, 2010 and 2009 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $1,632 for the three months ended June 30, 2010.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

As of June 30, 2010, we have not generated any revenues.

	June 30, 2010	June 30, 2009	$ Change	% Change
Revenue	$-	$-	$-	-%
Professional fees	30,793	29,515	1,278	4%
G & A	300	820	(520)	(64)%
Net loss	$(34,063)	$(31,622)	$2,441	(8)%

The Company’s operations for the six months ended June 30, 2010 showed only nominal changes from its operations in the comparable period of 2009. Professional fees incurred in both the periods ended June 30, 2010 and 2009 include $20,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $2,970 for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $12,455.

No stock was issued in the first quarter of 2010.

We had $0 cash on hand as of June 30, 2010 compared to $0 as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(14,087) for the three months ended June 30, 2010, and a working capital deficiency of $128,254 at June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined   under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.         RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.            (REMOVED AND RESERVED)

ITEM 5.            OTHER INFORMATION

None.

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

CYBERSPACE VITA, INC.

Date: August 2, 2010	By:	/s/ Geoffrey Alison

Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.