Form 10-Q
period 2010-09-30
Cyberspace Vita, Inc.
filed 2010-11-12
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2010

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

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of November 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.
(A Development Stage Company)
Balance Sheets

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued interest, related party	$8,360	$3,740
Loans due to shareholders	134,132	90,451

Total current liabilities	142,492	94,191

TOTAL LIABILITIES	142,492	94,191

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of September 30, 2010 and December 31, 2009)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(186,770)	(138,469)

Total stockholders' deficit	(142,492)	(94,191)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(Nov. 7, 2006)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	12,000	12,455	42,793	41,970	143,800
General and administrative	588	869	888	1,689	34,611

Operating loss	12,588	13,324	43,681	43,659	178,411

Other expenses
Interest expense	1,650	973	4,620	2,260	8,359
Total other expenses	1,650	973	4,620	2,260	8,359

Net loss	$(14,238)	$(14,297)	$(48,301)	$(45,919)	$(186,770)

Basic loss per share	$(0.06)	$(0.06)	$(0.20)	$(0.19)

Weighted average number of common shares outstanding - basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Inception (Nov. 7, 2006) through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(48,301)	$(45,919)	$(186,770)
Changes in operating assets and liabilities:
Increase in accrued interest expense	4,620	2,260	8,359

Net cash used in operating activities	$(43,681)	$(43,659)	$(178,411)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	43,681	43,659	134,132
Additional paid-in capital	-	-	30,769
Proceeds from sale of common stock	-	-	13,510

Net cash provided by financing activities	43,681	43,659	178,411

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2009.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2010, the Company had no cash or cash equivalents.

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
September 30, 2010
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
September 30, 2010
(Unaudited)

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $186,770 from Inception (November 7, 2006) to September 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of September 30, 2007, we had borrowed $7,540 from a shareholder.  This loan was unsecured, carried no interest and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

At September 30, 2010, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $134,132, which represents amounts loaned to the Company to pay the Company’s operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

NOTE 5.  RELATED PARTY TRANSACTIONS (CON’T)

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2010) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended September 30, 2010 were $10,000.

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

NOTE 7.  STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of September 30, 2010:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

As of September 30, 2010 and 2009, we have not generated any revenues.

	September 30, 2010	September 30, 2009	$ Change	% Change
Revenue	$-	$-	$-	-%
Professional fees	12,000	12,455	(455)	(3.7)%
G & A	588	869	(281)	(32)%
Operating loss	$(12,588)	$(13,324)	$(736)	(5.5)%

The Company’s operations for the quarter ended September 30, 2010 showed only nominal changes from its operations in the comparable quarter of 2009. Professional fees incurred in both the quarters ended September 30, 2010 and 2009 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $1,650 and $973 for the three months ended September 30, 2010 and 2009, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

As of September 30, 2010 and 2009, we have not generated any revenues.

	September 30, 2010	September 30, 2009	$ Change	% Change
Revenue	$-	$-	$-	-%
Professional fees	42,793	41,970	823	2%
G & A	888	1,689	(801)	(47)%
Operating loss	$(43,681)	$(43,659)	$(22)	(0)%

The Company’s operations for the nine months ended September 30, 2010 showed only nominal changes from its operations in the comparable period of 2009. Professional fees incurred in both the periods ended September 30, 2010 and 2009 include $30,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $4,620 and $2,260 for the nine months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $12,588.

No stock was issued in the third quarter of 2010.

We had $0 cash on hand as of September 30, 2010 compared to $0 as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(14,238) for the three months ended September 30, 2010, and a working capital deficiency of $142,492 at September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined   under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CYBERSPACE VITA, INC.

Date: November 12, 2010	By:	/s/ Geoffrey Alison

Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.