Form 10-K
period 2010-12-31
Cyberspace Vita, Inc.
filed 2011-03-29
CIK 1381240

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  333-141929

CYBERSPACE VITA, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	14-198249
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

56 Laenani Street
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 396-1691

122 Ocean Park Blvd.
Suite 307
Santa Monica, CA 90405

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)—$26,152.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 28, 2011):  247,550

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Cyberspace Vita, Inc. (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Background

Cyberspace Vita, Inc. was organized on  November 7, 2006.   The Company’s original business plan was to create and conduct an online business for the sale of vitamins and supplements, however, the Company never generated any meaningful revenues. On May 5, 2008, the Company discontinued its prior business and changed its business plan.

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company’s principal shareholders are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company’s search is directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on one of the NASDAQ Markets or a stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders’ analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company’s limited financial resources. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

It is emphasized that the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s principal shareholders, who are not professional business analysts. Although there are no current plans to do so, the Company might hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since the Company has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fees the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See “Risk Factors—The Company Regulation of Penny Stocks.”;

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

In regard to the possibility that the shares of the Company would qualify for listing on one of the NASDAQ Markets, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company would not satisfy any of the NASDAQ Market listing criteria.

Not one of the factors described above will be controlling in the selection of a business opportunity and the Company will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially, business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

As part of the Company’s investigation, the Company’s principal shareholders may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations. See “Risk Factors - Regulation of Penny Stocks.”

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

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

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

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

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

Employees

As of December 31, 2010, the Company had no employees.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2010, the Company did not own or lease any properties.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2010, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    [REMOVED AND RESERVED]

PART II.

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is quoted on the OTCQB under the trading symbol “CYBA”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

The following table shows the high and low prices of our common shares on the OTCQB for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2009 – March 31, 2009	$0.30	$0.10
April 1, 2009 – June 30, 2009	$0.20	$0.20
July 1, 2009-September 30, 2009	$0.30	$0.20
October 1, 2009-December 31, 2009	$0.30	$0.30
January 1, 2010 – March 31, 2010	$0.50	$0.75
April 1, 2010 – June 30, 2010	$0.75	$0.75
July 1, 2010 - September 30, 2010	$0.55	$0.55
October 1, 2010 - December 31, 2010	$0.65	$0.55

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2010, the Company  had  loans  and  notes  outstanding  from a shareholder in the aggregate amount of $146,782, which represents amounts loaned to  the  Company  to pay the Company's operating expenses. On June 30, 2008, a shareholder payable  was  exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009.  On September 30, 2008, an additional shareholder payable was exchanged for a convertible  6% promissory  note  with a principal  balance  of  $11,500  due  and  payable  on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory  notes  dated June 30, 2008 and September 30, 2008, together with an additional shareholder  payable  in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple  interest at a rate of 6% per annum due and payable on December 30, 2009.  On March  31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of  the  Note.   On June 30, 2009, the  Payee  under the Note and the Company executed a Second Amendment  to  the Note whereby  they agreed that additional shareholder advances in the amount of $13,420 would be  considered as additional principal payable under the terms of the Note. On September  30,  2009,  the  Payee  under  the Note and the Company executed  a  Third  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31,  2009,  the  Payee  under  the Note and the Company executed  a  Fourth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31,  2010,  the  Payee  under  the Note and the Company executed  an Eighth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011.

Status of Outstanding Common Stock

As of December 31, 2010, we had a total of 247,550 shares of our common stock outstanding.  Of these shares, 200,000 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.       SELECTED FINANCIAL DATA

Year Ended

	12/31/10	12/31/09	12/31/08
Revenues	$-	$-	$-
Net loss	$(63,319)	$(59,376)	$(50,580)
Net loss per share	$(0.26)	$(0.24)	$(0.20)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(157,509)	$(94,191)	$(34,814)
Total assets	$-	$-	$-
Total liabilities	$157,509	$94,191	$34,814

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Cyberspace Vita, Inc. was organized on  November 7, 2006.   The Company’s original business plan was to create and conduct an online business for the sale of vitamins and supplements, however, the Company never generated any meaningful revenues. On May 5, 2008, the Company discontinued its prior business and changed its business plan.

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Results of Operations

Liquidity and Capital Resources

As of December 31, 2010, we had no cash, a working capital deficit of $157,510 and an accumulated deficit during the development stage of $201,788 through December 31, 2010.  Our operating activities used $56,331 in cash for the fiscal year ended December 31, 2010, while our oprating activities for the fiscal year ended December 31, 2009 used $42,610 in cash. We received $0.00 in revenue during the fiscal year ended December 31, 2010.

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

Twelve Months Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/10 (audited)	12/31/09 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	56,670	55,935	735	1.3%
Net loss	(63,319)	(59,377)	(3,942)	(6.6)%
Loss per share of common stock	(0.26)	(0.24)	(0.02)	(8.3)%

We recorded a net loss of $63,319 for the fiscal year ended December 31, 2010 as compared with a net loss of $59,376 for the fiscal year ended December 31, 2009.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.  In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The nature of our business generally does not call for the preparation or use of estimates.  Due to the fact that the Company does not have any operating business, we do not believe that we have any such critical accounting policies.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2010 and 2009 and the period from inception (November 7, 2006) through December 31, 2010, and the reports thereon of De Joya Griffith & Company, LLC.

CYBERSPACE VITA, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2010
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cyberspace Vita, Inc.

We have audited the accompanying balance sheets of Cyberspace Vita, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (November 7, 2006) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from inception (November 7, 2006) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
February 28, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 588-5960  -  Facsimile (702) 588-5979

Cyberspace Vita, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2010 (audited)	December 31, 2009 (audited)
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$339	$-
Accrued interest	10,389	3,739
Loans - related party	146,782	90,451

Total current liabilities	157.510	94,191

Total liabilities	157,510	94,191

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during the development stage	(201,788)	(138,469)

Total stockholders’ deficit	(157,510)	(94,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Operations

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2010 (audited)	2009 (audited)	to December 31, 2010 (audited)
Revenue	$-	$-	$-

Expenses:
General and administrative	1,377	1,435	35,100
Professional fees	55,293	54,000	156,300

Total operating expenses	56,670	55,935	191,400

Other expenses
Interest expense	6,649	3,442	10,388

Net loss	$(63,319)	$(59,377)	$(201,788)

Net loss per common share	$(0.26)	$(0.24)

Weighted average number of common shares	247,550	247,550

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

						Deficit
						Accumulated
				Common	Additional	During the
	Preferred	Preferred	Common	Stock	Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance – November 7, 2006 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Common stock sold for cash	-	-	40,000,000	40,000	(36,000)	-	4,000

Net loss	-	-	-	-	-	(4,268)	(4,268)

Balance at December 31, 2006	-	-	40,000,000	40,000	(36,000)	(4,268)	(268)

Common stock sold for cash	-	-	951,000	951	8,559	-	9,510

Capital contributed through forgiveness of debt	-	-	-	-	7,540	-	7,540

Donation of shares	-	-	(36,000,000)	(36,000)	36,000	-	-

Net loss	-	-	-	-	-	(24,244)	(24,244)

Balance – December 31, 2007	-	-	4,951,000	4,951	16,099	(28,512)	(7,462)

Additional paid-in capital	-	-	-	-	23,228	-	23,228

Net loss	-	-	-	-	-	(50,580)	(50,580)

Balance—December 31, 2008	-	-	4,951,000	4,951	39,327	(79,092)	(34,814)

1 for 20 reverse stock split	-	-	(4,703,450)	(4,703)	4,703	-	-

Net loss	-	-	-	-	-	(59,376)	(59,376)

Balance – December 31, 2009 (audited)	-	$-	247,550	$248	$44,030	$(138,469)	$(94,191)

Net loss	-	-	-	-	-	(63,319)	(63,319)

Balance – December 31, 2010 (audited)	-	$-	247,550	$248	$44,030	$(201,788)	$(157,510)

The accompanying notes are an integral part of these  financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2010 (audited)	2009 (audited)	to December 31, 2010 (audited)
Cash flows relating to operating activities
Net loss	$(63,319)	$(59,377)	$(201,788)
Changes in operating assets and liabilities:
Increase in accounts payable	339	-	339
Increase in accrued interest	6,649	3,443	10,388

Net cash used in operating activities	(56,331)	(55,934)	(191,061)

Cash flows relating to financing activities
Proceeds from loans - related party	56,331	55,934	146,782
Additional paid-in capital	-	-	30,768
Proceeds from issuance of common stock	-	-	13,510

Net cash provided by financing activities	56,331	55,934	191,061

Decrease in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Capital contributed from the cancellation of common stock	$-	$-	$36,000

The accompanying notes are an integral part of these financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(audited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

Cyberspace Vita, Inc. (the "Company") was incorporated under the  laws of the State of Nevada on November 7, 2006.  The purpose for which the Corporation  is organized  is  to  engage in any lawful act or activity for which a corporation may be organized under  the  General  Corporation  Law  of  the State of Nevada.  The Company’s original business plan was to create and conduct an online business for the sale of vitamins and supplements, however, the Company never generated any meaningful revenues. On May 5, 2008, the Company discontinued its prior business and changed its business plan.  The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The Company has limited operations and in accordance with FASB ASC 915 “Development Stage Entities”, the Company is considered a development stage company.

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

E. BASIC EARNINGS PER SHARE

The Company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. FASB ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(audited)

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

F. INCOME TAXES

Income taxes are provided in accordance with FASB ASC 740 "Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

H. SHARE-BASED PAYMENT

The Company adopted the fair value recognition provisions of FASB ASC 718-10 and 505-10. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

The Company records stock-based compensation in accordance with the guidance in ASC 718. ASC Topic 718 requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

During the years ended December 31, 2010 and 2009, there were no stock options granted or outstanding.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(audited)

NOTE 4. GOING CONCERN

The accompanying  financial  statements  have  been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company is considered a development stage company, has not  begun  generating revenue, and has experienced recurring net losses. The Company had a net loss of $63,319 and $59,376 for the years  ended  December 31, 2010  and  2009, respectively, and a working capital deficiency of $157,510 and $94,191  at  December 31,  2010  and  2009,  respectively.  These  factors  raise substantial  doubt  about the Company's ability to continue as a going concern. These financial statements  do  not  include  any  adjustments  relating to the recoverability  and  classification  of recorded asset amounts, or amounts  and classification of liabilities that might result from this uncertainty.

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

At December 31, 2010, the Company  had  loans  and  notes  outstanding  from a shareholder in the aggregate amount of $146,782, which represents amounts loaned to the Company  to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was  exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009. On September30, 2008, an additional shareholder payable was exchanged for a convertible  6% promissory note  with a principal  balance of  $11,500  due  and  payable  on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory  notes  dated June 30, 2008 and September 30, 2008, together with an additional shareholder  payable  in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple  interest at a rate of 6% per annum due and payable on December 30, 2009.  On March  31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of  the  Note.  On June 30, 2009, the  Payee  under the Note and the Company executed a Second Amendment to the Note whereby  they agreed that additional shareholder advances in the amount of$13,420 would be  considered as additional principal payable under the terms ofthe Note. On September 30, 2009, the Payee  under  the Note and the Company executed a Third Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31,  2009,  the  Payee  under  the Note and the Company executed a Fourth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note.. On December 31,  2010,  the  Payee  under  the Note and the Company executed  an Eighth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(audited)

Effective as of May 5, 2008, the Company entered into a Services Agreement with  Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2010 and 2009 were $40,000 and $40,000, respectively.  The term of the Services Agreement has been extended to December 31, 2010.

NOTE 6. INCOME TAXES

During  the  year  ended  December  31,  2008,  the Company  adopted  Financial Accounting  ASC 740 “Income Taxes”,  by  defining  the  confidence  level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation  requires  that the tax effects of a position be recognized only if it is "more-likely-than-not"  to  be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that  a  company is entitled to the economic benefits of a tax position.  If a tax position  is  not considered more-likely-than-not to be sustained based solely on its technical  merits  no  benefits of the  tax  position  are  to  be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With  the adoption of ASC 740, companies are required to adjust their financial statements  to  reflect only those tax positions that are more-likely- than-not to be sustained.   Any  necessary  adjustment would be recorded directly to retained earnings and reported as a change  in  accounting principle.

As  of  December 31, 2010 and 2009, we have fully allowed for any deferred tax assets  as management  has  detemined  that  it  is  more-likely-than-not  that we will not sustain the use of our net operating loss carryforwards.

The components of the Company's deferred tax asset as of December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carry forward	$201,787	$138,468
Valuation allowance	(201,787)	(138,468)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2010	2009
Tax at statutory rate (35%)	$70,625	$48,464
Increase in valuation allowance	(70,625)	(48,464)
Net deferred tax asset	$-	$-

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(audited)

NOTE 6. INCOME TAXES (CON’T)

Upon  adoption  of  ASC 740 as  of  January 1,  2008, the Company had no  gross unrecognized  tax  benefits  that, if recognized, would  favorably  affect  the effective income tax rate in future periods. At December 31, 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective  income  tax  rate in future periods after valuation allowances were $0.  The Company has not accrued any additional interest or penalties as a result  of  the  adoption  of ASC 740.

The  Company files income tax returns in the United States federal jurisdiction and  certain  states  in  the  United States.  No tax returns are currently  under examination by any tax authorities.

NOTE 7. STOCKHOLDERS' DEFICIT
The stockholders' deficit section of the Company’s financial statements contains the following classes of capital stock as of December 31, 20010:

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

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010 and 2009
(audited)

NOTE 8. SUBSEQUENT EVENTS

Effective as of May 5, 2008, the Company entered into a Services Agreement with  FHM. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. The term of the Services Agreement has been extended to December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

Geoffrey Alison	38	CEO, CFO President,Treasurer and Secretary since 2008

Geoffrey Alison has been CEO, CFO, President,Treasurer and Secretary of the Company since May 2008.  He has been registered with the FINRA since 1999 and has worked as a general securities principal for various securities firms including Stock USA, Inc. (January 1999 - October 2001) and Assent, LLC (November 2001 - August 2004). From September 2004 through the present date, Mr. Alison has been a registered general securities principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD); from January 2005 through January 2006, he served as President, Secretary and a director of Cape Coastal Trading Corporation (OTCBB:CCTR) and he has served as President, Treasurer, Secretary and a director of Travel Hunt Holdings, Inc. (OTCBB:TVHT)  since August 2007. In October 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2010, all reports required to be filed were filed on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable.  Our sole current officer and director, Geoffrey Alison, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company.  We currently have no formal written salary arrangement with our sole officer.  Mr. Alison may receive a salary or other compensation for services that he provides to the Company in the future.  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2010 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	200,000	80.80%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

Pershing LLC	16,760	6.80%
P.O. Box 2050
Jersey City, NJ 07303

Geoffrey Alison	0	0.00%
5000 Noeline Ave.
Encino, CA 91316

Officers and directors as a group (one person)	0	0.00%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2010.  All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2010, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2010, the Company  had  loans  and  notes  outstanding  from a shareholder in the aggregate amount of $146,782, which represents amounts loaned to  the  Company  to pay the Company's operating expenses. On June 30, 2008,  a shareholder payable  was  exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009.  On September 30, 2008, an additional shareholder payable was exchanged for a convertible  6% promissory  note  with a principal  balance  of  $11,500  due  and  payable  on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory  notes  dated June 30, 2008 and September 30, 2008, together with an additional shareholder  payable  in the amount of $14,906 for a promissory notein the amount of $34,517 bearing simple  interest at a rate of 6% per annum due and payable on December 30, 2009.  On March  31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of  the  Note.   On June 30, 2009, the  Payee  under the Note and the Company executed a Second Amendment  to  the Note whereby  they agreed that additional shareholder advances in the amount of $13,420 would be  considered as additional principal payable under the terms ofthe Note. On September  30,  2009,  the  Payee  under  the Note and the Company executed  a  Third  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31,  2009,  the  Payee  under  the Note and the Company executed  a  Fourth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31,  2010,  the  Payee  under  the Note and the Company executed  an Eighth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011.

Effective as of May 5, 2008, the Company entered into a Services Agreement with  Fountainhead Capital Management Limited (“FHM”). The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid for the years ended December 31 2010 and 2009, were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2011.

Pursuant to the terms of the Services Agreement, FHM shall provide the following services to the Company:

(a)  FHM will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company’s management, FHM will provide strategic advisory services relative to the achievement of the Company’s business plan;

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

(g) At the request of the Company’s management, FHM will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h) At the request of the Company’s management, FHM will assist the Company in satisfying various corporate compliance matters.

A copy of the Services Agreement was attached to the Company’s Form 10-Q for the period ended April 30, 2008 filed on June 9, 2008 as Exhibit 10.1 thereto.

Director Independence

Since of May 5, 2008, Geoffrey Alison has been the sole director of the Company.  Mr. Alison is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, De Joya Griffith & Company, LLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2010  was approximately $9,800. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $7,600.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2010 or 2009.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of De Joya Griffith & Company, LLC, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009 and the period from inception (November 7, 2006) to December 31, 2010 (audited)

•	Statements of Stockholders’ Deficit from inception (November 7, 2006) to December 31, 2010 (audited)

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from inception (November 7, 2006) to December 31, 2010 (audited)

•	Notes to Financial Statements (audited)

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
March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Geoffrey Alison

Geoffrey Alison
Sole Director

Date
March 28, 2011