Form 10-Q
period 2011-03-31
Cyberspace Vita, Inc.
filed 2011-05-13
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2011

Commission File Number: 333-141929

CYBERSPACE VITA, INC.
(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

56 Laenani Street
Haiku, HI 96708
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

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of May 9, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.
(A Development Stage Company)
Balance Sheets

	As of March 31, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$339
Accrued interest, related party	12,561	10,389
Loans due to shareholders	165,334	146,782

Total current liabilities	177,895	157,510

TOTAL LIABILITIES	177,895	157,510

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of March 31, 2011 and December 31, 2010)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(222,173)	(201,788)

Total stockholders' deficit	(177,895)	(157,510)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Inception
			(Nov. 7, 2006)
	Three Months	Three Months	through
	Ended	Ended	March 31,
	March 31, 2011	March 31, 2010	2011

Revenues	$-	$-	$-

Operating expenses
Professional fees	16,300	18,488	172,600
General and administrative	1,913	150	37,013

Operating loss	18,213	18,638	209,613

Other expenses
Interest expense	2,172	1,338	12,560
Total other expenses	2,172	1,338	12,560

Net loss	$(20,385)	$(19,976)	$(222,173)

Basic loss per share	$(0.08)	$(0.08)

Weighted average number of common shares outstanding - basic	247,550	247,550

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Inception (Nov. 7, 2006) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,385)	$(19,976)	$(222,173)
Changes in operating assets and liabilities:
Change in accounts payable	(339)	-	-
Increase in accrued interest expense	2,172	1,338	12,560

Net cash used in operating activities	$(18,552)	$(18,638)	$(209,613)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	18,552	18,638	165,334
Additional paid-in capital	-	-	30,769
Proceeds from sale of common stock	-	-	13,510

Net cash provided by financing activities	18,552	18,638	209,613

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-
Capital contributed from the cancellation of common stock	$-	$-	$36,000

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2010.

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

A. . USE OF ESTIMATES

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

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

B. BASIC EARNINGS PER SHARE

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

C.  NEW ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $222,173 from Inception (November 7, 2006) to March 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 4.  RELATED PARTY TRANSACTIONS

As of September 30, 2007, we had borrowed $7,540 from a shareholder.  This loan was unsecured, carried no interest and was due on demand. In July 2007, this loan was forgiven by the shareholder and contributed to the capital of the Company.

At March 31, 2011, the Company  had  loans  and  notes  outstanding  from a shareholder in the aggregate amount of $165,334, which represents amounts loaned to  the  Company  to pay the Company's operating expenses. On June 30, 2008, a shareholder payable  was  exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable  on  June  30,  2009.  On September 30, 2008, an additional shareholder payable was exchanged for a convertible  6% promissory  note  with a principal  balance  of  $11,500  due  and  payable  on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes  dated June 30, 2008 and September 30, 2008, together with an additional shareholder  payable  in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple  interest at a rate of 6% per annum due and payable on December 30, 2009.  On March  31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of  the  Note.   On June 30, 2009, the  Payee  under the Note and the Company executed a Second Amendment  to  the Note whereby  they agreed that additional shareholder advances in the amount of $13,420 would be  considered as additional principal payable under the terms of the Note. On September  30,  2009,  the  Payee  under  the Note and the Company executed  a  Third  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31,  2009,  the  Payee  under  the Note and the Company executed  a  Fourth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed aSeventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31,  2010,  the  Payee  under  the Note and the Company executed  an Eighth  Amendment to the Note whereby they agreed  that  additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,552 would be considered as additional principal payable under the terms of the Note

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2010) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended March 31, 2011 were $10,000.

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

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2010.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010.

As of March 31, 2011 and 2010, we have not generated any revenues.

	March 31, 2011	March 31, 2010	$ Change	% Change
Revenue	$-	$-	$-	-%
Professional fees	16,300	18,488	(2,188)	(11.8)%
G & A	1,913	150	1,763	1100%
Operating loss	$(18,213)	$(18,638)	$1,747	9.4%

The Company’s operations for the quarter ended March 31, 2011 showed only nominal changes from its operations in the comparable quarter of 2010. Professional fees incurred in both the quarters ended March 31, 2011 and 2009 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $2,172 and $1,338 for the three months ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $18,552.

No stock was issued in the first quarter of 2011.

We had $0 cash on hand as of March 31, 2011 compared to $0 as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(20,385) for the three months ended March 31, 2011, and a working capital deficiency of $177,895 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CYBERSPACE VITA, INC.

Date: May 12, 2011	By:	/s/ Geoffrey Alison

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