Form 10-Q
period 2011-06-30
Cyberspace Vita, Inc.
filed 2011-08-16
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2011

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

__________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	14-1982491
_____________________________ (State of organization)	________________________________ (I.R.S. Employer Identification No.)
56 Laenani Street Haiku, HI 96708
______________________________ (Address of principal executive offices) (310) 396-1691
___________________________________ Registrant’s telephone number, including area code
___________________________________ Former address if changed since last report

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

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of July 12, 2011.

TABLE OF CONTENTS

_______________

PART I — FINANCIAL INFORMATION
ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.
(A Development Stage Company)
Balance Sheets

	As of June 30, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$—	$—

TOTAL ASSETS	$—	$—
LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,250	$339
Accrued interest, related party	15,034	10,389
Loans due to shareholders	176,793	146,782

Total current liabilities	193,077	157,510

TOTAL LIABILITIES	193,077	157,510

Stockholders’ Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of June 30, 2011 and December 31, 2010)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(237,355)	(201,788)

Total stockholders’ deficit	(193,077)	(157,510)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Inception (Nov. 7, 2006) through June 30, 2011
Revenues	$—	$—	$—	$—	$—
Operating expenses
Professional fees	12,250	12,305	28,550	30,793	184,850
General and administrative	459	150	2,372	300	37,472
Operating loss	(12,709)	(12,455)	(30,922)	(31,093)	(222,322)
Other expenses
Interest expense	2,473	1,632	4,645	2,970	15,033
Total other expenses	2,473	1,632	4,645	2,970	15,033
Net loss	$(15,182)	$(14,087)	$(35,567)	$(34,063)	$(237,355)
Basic loss per share	$(0.06)	$(0.06)	$(0.14)	$(0.14)
Weighted average number of common shares outstanding — basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Inception (Nov. 7, 2006) through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(35,567)	$(34,063)	$(237,355)
Changes in operating assets and liabilities:
Increase in accounts payable	911	—	1,250
Increase in accrued interest expense	4,645	2,970	15,033

Net cash used in operating activities	$(30,011)	$(31,093)	$(221,072)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	30,011	31,093	176,793
Additional paid-in capital	—	—	30,769
Proceeds from sale of common stock	—	—	13,510

Net cash provided by financing activities	30,011	31,093	221,072

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid during period for interest	$—	$—	$—
Cash paid during period for income taxes	$—	$—	$—
Cash contributed from cancellation of common stock	$—	$—	$36,000

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2010.

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
June 30, 2011
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

B. BASIC EARNINGS PER SHARE

The FASB issued SFAS No. 128, (ASC Topic 260) “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $237,355 from Inception (November 7, 2006) to June 30, 2011. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

CYBERSPACE VITA, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $165,334, which represents amounts loaned to the Company to pay the Company’s operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed aSeventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed an Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,552 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,459 would be considered as additional principal payable under the terms of the Note

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2011) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended June 30, 2011 were $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation—Risk Factors“ identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2010.

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading ”Results of Operations“ following this section of our Plan of Operation. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Due to the life cycle stage of our Company every balance sheet account has inherent estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

As of June 30, 2011 and 2010, we have not generated any revenues.

	June 30, 2011	June 30, 2010	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	12,250	12,305	(55)	(.4%)
G & A	459	150	309	206%
Loss	$(15,182)	$(14,087)	$1,095	7.8%

The Company’s operations for the quarter ended June 30, 2011 showed only nominal changes from its operations in the comparable quarter of 2010. Professional fees incurred in both the quarters ended June 30, 2011 and 2010 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel. The Company also incurred interest expense of $2,473 and $1,632 for the three months ended June 30, 2011 and 2010, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

As of June 30, 2011 and 2010, we have not generated any revenues.

	June 30, 2011	June 30, 2010	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	28,550	30,793	(2,243)	(7.3%)
G & A	2,372	300	2,072	691%
Operating loss	$(35,567)	$(34,063)	$1,504	4.4%

The Company’s operations for the first six months ended June 30, 2011 showed only nominal changes from its operations in the comparable six months of 2010. Professional fees incurred in both the six months ended June 30, 2011 and 2010 include $20,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel. The Company also incurred interest expense of $4,645 and $2,970 for the six months ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $11,459.

No stock was issued in the second quarter of 2011.

We had $0 cash on hand as of June 30, 2011 compared to $0 as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(15,182) for the three months ended June 30, 2011, and a working capital deficiency of $193,077 at June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

PART II — OTHER INFORMATION

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

CYBERSPACE VITA, INC.
Date: August 15, 2011	By: /s/ Geoffrey Alison __________________________________ Geoffrey Alison Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.