Form 10-Q
period 2011-09-30
Cyberspace Vita, Inc.
filed 2011-11-10
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2011

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

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of November 2, 2011.

TABLE OF CONTENTS

_________________

PART I — FINANCIAL INFORMATION
ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

	As of September 30, 2011	As of December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$2,220	$339
Accrued interest, related party	17,707	10,389
Loans due to shareholders	188,243	146,782

Total current liabilities	208,170	157,510

TOTAL LIABILITIES	208,170	157,510

Stockholders’ Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of September 30, 2011 and December 31, 2010)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(252,448)	(201,788)

Total stockholders’ deficit	(208,170)	(157,510)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended Setpember 30, 2010	Inception (Nov. 7, 2006) through September 30, 2011
Revenues	$—	$—	$—	$—	$—

Operating expenses

Professional fees	11,850	12,000	40,400	42,793	196,700
General and administrative	570	588	2,942	888	38,041

Operating loss	12,420	12,588	43,342	43,681	234,741

Other expenses
Interest expense	2,673	1,650	7,318	4,620	17,707

Total other expenses	2,673	1,650	7,318	4,620	17,707

Net loss	$(15,093)	$(14,238)	$(50,660)	$(48,301)	$(252,448)

Basic loss per share	$(0.06)	$(0.06)	$(0.20)	$(0.20)

Weighted average number of common shares outstanding — basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Inception (Nov. 7, 2006) through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(50,660)	$(48,301)	$(252,448)
Changes in operating assets and liabilities:
Increase in accounts payable	1,881	—	2,220
Increase in accrued interest expense	7,318	4,620	17,707

Net cash used in operating activities	$(41,461)	$(43,681)	$(232,521)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	41,461	43,681	188,243
Proceeds from sale of common stock	—	—	44,278

Net cash provided by financing activities	41,461	43,681	232,521

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid during period for interest	$—	$—	$—
Cash paid during period for income taxes	$—	$—	$—
Cash contributed from cancellation of common stock	$—	$—	$36,000

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2010.

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

September 30, 2011

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $252,448 from Inception (November 7, 2006) to September 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(Unaudited)

NOTE 4.  RELATED PARTY TRANSACTIONS

At September 30, 2011, the Company  had  loans  and  notes  outstanding  from a shareholder in the aggregate amount of $188,243, which represents amounts loaned to  the  Company  to pay the Company's operating expenses.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2011) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended September 30, 2011 were $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010.

As of September 30, 2011 and 2010, we have not generated any revenues.

	September 30, 2011	September 30, 2010	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	11,850	12,000	(150)	(1.25%)
G & A	570	588	(18)	(3.1%)
Loss	$(15,093)	$(14,238)	855	6.0%

The Company’s operations for the quarter ended September 30, 2011 showed only nominal changes from its operations in the comparable quarter of 2010. Professional fees incurred in both the quarters ended September 30, 2011 and 2010 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $2,673 and $1,650 for the three months ended September 30, 2011 and 2010, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010.

As of September 30, 2011 and 2010, we have not generated any revenues.

	September 30, 2011	September 30, 2010	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	40,400	42,793	(2,393)	(5.6%)
G & A	2,942	888	2,054	231%
Operating loss	$(50,660)	$(48,301)	$2,359	4.9%

The Company’s operations for the first nine months ended September 30, 2011 showed only nominal changes from its operations in the comparable nine months of 2010. Professional fees incurred in both the nine months ended September 30, 2011 and 2010 include $30,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel. The Company also incurred interest expense of $7,318 and $4,620 for the nine months ended September 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $11,450.

No stock was issued in the third quarter of 2011.

We had $0 cash on hand as of September 30, 2011 compared to $0 as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(15,093) for the three months ended September 30, 2011, and a working capital deficiency of $252,448 at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

CYBERSPACE VITA, INC.

Date: November 10, 2011	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.