Form 10-K
period 2011-12-31
Cyberspace Vita, Inc.
filed 2012-03-30
CIK 1381240

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

 Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-141929

CYBERSPACE VITA, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	14-1982491
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

56 Laenani Street
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 396-1691

n/a

____________________________________________

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
[X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011)—$118,875.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 7, 2012):  247,550

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Employees

As of December 31, 2011, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2011, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2011, the Company was not a party to any pending or threatened legal proceedings.

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

The following table shows the high and low prices of our common shares on the OTCQB for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2009 – March 31, 2009	$0.30	$0.10
April 1, 2009 – June 30, 2009	$0.20	$0.20
July 1, 2009-September 30, 2009	$0.30	$0.20
October 1, 2009-December 31, 2009	$0.30	$0.30
January 1, 2010 – March 31, 2010	$0.50	$0.75
April 1, 2010 – June 30, 2010	$0.75	$0.75
July 1, 2010 - September 30, 2010	$0.55	$0.55
October 1, 2010 - December 31, 2010	$0.65	$0.55

January 1, 2011 – March 31, 2011	$0.65	$0.65
April 1, 2011 – June 30, 2011	$3.00	$0.65
July 1, 2011 - September 30, 2011	$2.50	$2.30
October 1, 2011 - December 31, 2011	$2.30	$1.75

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $200,743, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed an Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,552 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,459 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed an Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,450 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelvth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,500 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2012.

Status of Outstanding Common Stock

As of December 31, 2011, we had a total of 247,550 shares of our common stock outstanding. Of these shares, 200,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/11	12/31/10	12/31/09
Revenues	$-	$-	$-
Net loss	$(68,327)	$(63,319)	$(59,376)
Net loss per share	$(0.28)	$(0.26)	$(0.24)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(225,837)	$(157,509)	$(94,191)
Total assets	$-	$-	$-
Total liabilities	$225,837	$157,509	$94,191

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2011, we had no cash, a working capital deficit of $225,837 and an accumulated deficit during the development stage of $270,115 through December 31, 2011. Our operating activities used $53,961 in cash for the fiscal year ended December 31, 2011, while our oprating activities for the fiscal year ended December 31, 2010 used $56,331 in cash. We received $0.00 in revenue during the fiscal year ended December 31, 2011.

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

Twelve Months Ended December 31, 2011 Compared to December 31, 2010

The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/11 (audited)	12/31/10 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	58,162	56,670	1,592	2.8%
Net loss	(68,327)	(63,319)	5,008	7.9%
Loss per share of common stock	(0.28)	(0.26)	(0.02)	(7.7%)

We recorded a net loss of $68,327 for the fiscal year ended December 31, 2011 as compared with a net loss of $63,319 for the fiscal year ended December 31, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2011 and 2010 and the period from inception (November 7, 2006) through December 31, 2010, and the report thereon of Paritz & Co., P.A (as to the period ended December 31, 2011) and De Joya Griffith & Company, LLC (as to the period ended December 31, 2010).

CYBERSPACE VITA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

DECEMBER 31, 2010

CONTENTS

REPORTS OF THE INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS	F-1-2
------------------------------------------------------------------------------

FINANCIAL STATEMENTS
Balance Sheets	F-3
Statements of Operations	F-4
Statement of Stockholders' Deficit	F-5
Statements of Cash Flows	F-6
Notes to the Financial Statements	F-7-9
------------------------------------------------------------------------------

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

Henderson, NV

February 28, 2011

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 588-5960 - Facsimile (702) 588-5979

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cyberspace Vita, Inc.:

We have audited the accompanying balance sheet of Cyberspace Vita, Inc. (a development stage company) as of December 31, 2011, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2011, and from April 15, 2003 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the years ended December 31, 2011, and from April 15, 2003 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.

Paritz & Co., P.A.

Hackensack, NJ

March 23, 2012

Cyberspace Vita, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2011 (audited)	December 31, 2010 (audited)
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,540	$339
Accrued interest	20,554	10,389
Loans - related party	200,743	146,782

Total current liabilities	225,837	157,510

Total liabilities	225,837	157,510

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during the development stage	(270,115)	(201,788)

Total stockholders’ deficit	(225,837)	(157,510)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Operations

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2011 (audited)	2010 (audited)	to December 31, 2011 (audited)
Revenue	$-	$-	$-

Expenses:
General and administrative	5,712	1,377	40,811
Professional fees	52,450	55,293	208,750

Total operating expenses	58,162	56,670	249,561

Other expenses
Interest expense	10,165	6,649	20,554

Net loss	$(68,327)	$(63,319)	$(270,115)

Net loss per common share	$(0.28)	$(0.26)

Weighted average number of common shares	247,550	247,550

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Preferred Shares	Preferred Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance – November 7, 2006 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -

Common stock sold for cash	-	-	40,000,000	40,000	(36,000)	-	4,000

Net loss	-	-	-	-	-	(4,268)	(4,268)

Balance at December 31, 2006	-	-	40,000,000	40,000	(36,000)	(4,268)	(268)

Common stock sold for cash	-	-	951,000	951	8,559	-	9,510

Capital contributed through forgiveness of debt	-	-	-	-	7,540	-	7,540

Donation of shares	-	-	(36,000,000)	(36,000)	36,000	-	-

Net loss	-	-	-	-	-	(24,244)	(24,244)

Balance – December 31, 2007	-	-	4,951,000	4,951	16,099	(28,512)	(7,462)

Additional paid-in capital	-	-	-	-	23,228	-	23,228

Net loss	-	-	-	-	-	(50,580)	(50,580)

Balance—December 31, 2008	-	-	4,951,000	4,951	39,327	(79,092)	(34,814)

1 for 20 reverse stock split	-	-	(4,703,450)	(4,703)	4,703	-	-

Net loss	-	-	-	-	-	(59,376)	(59,376)

Balance – December 31, 2009 (audited)	-	-	247,550	248	$ 44,030	(138,469)	$(94,191)

Net loss	-	-	-	-	-	(63,319)	(63,319)

Balance – December 31, 2010 (audited)	-	-	247,550	248	$ 44,030	(201,788)	$(157,510)

Net loss	-	-	-	-	-	(68,327)	(68,327)

Balance – December 31, 2011 (audited)	-	$ -	247,550	$ 248	$ 44,030	$ (270,115)	$(225,837)

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2011 (audited)	2010 (audited)	to December 31, 2011 (audited)
Cash flows relating to operating activities
Net loss	$(68,327)	$(63,319)	$(270,115)
Changes in operating assets and liabilities:
Increase in accounts payable	4,201	339	4,540
Increase in accrued interest	10,165	6,649	20,554

Net cash used in operating activities	(53,961)	(56,331)	(245,021)

Cash flows relating to financing activities
Proceeds from loans - related party	53,961	56,331	200,743
Additional paid-in capital	-	-	30,768
Proceeds from issuance of common stock	-	-	13,510

Net cash provided by financing activities	53,961	56,331	245,021

Decrease in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Capital contributed from the cancellation of common stock	$-	$-	$36,000

The accompanying notes are an integral part of these financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

During the years ended December 31, 2011 and 2010, there were no stock options granted or outstanding.

I. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 and 2010

(audited)

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

J. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net losses. The Company had a net loss of $68,327 and $63,319 for the years ended December 31, 2011 and 2010, respectively, and a working capital deficiency of $225,837 and $157,510 at December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

At December 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $200,743, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 and 2010

(audited)

amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed an Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,552 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,459 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed an Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,450 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelvth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,500 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2012.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2011 and 2010 were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2012.

NOTE 6. INCOME TAXES

During the year ended December 31, 2008, the Company adopted Financial Accounting ASC 740 “Income Taxes”, by defining the confidence level that a tax position must meet in order to be

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 and 2010

(audited)

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

As of December 31, 2011 and 2010, we have fully allowed for any deferred tax assets as management has detemined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards.

The components of the Company's deferred tax asset as of December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating loss carry forward	$270,115	$201,787
Valuation allowance	(270,115)	(201,787)

Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2011	2010

Tax at statutory rate (35%)	$94,540	$70,625
Increase in valuation allowance	(94,540)	(70,625)

Net deferred tax asset	$-	$-

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2011, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

NOTE 7. STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company’s financial statements contains the following classes of capital stock as of December 31, 2011:

* Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0- shares issued and outstanding.

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 and 2010

(audited)

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

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2011, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2011, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held
Geoffrey Alison	39	CEO, CFO President,Treasurer and Secretary since 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2011, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2011 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	200,000	80.80%
Portman House Hue Street St Helier Jersey JE4 5RP

Pershing LLC	16,760	6.80%
P.O. Box 2050 Jersey City, NJ 07303

Geoffrey Alison	0	0.00%
5000 Noeline Ave. Encino, CA 91316

Officers and directors as a group (one person)	0	0.00%

__________

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2011. All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2011, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2011, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $200,743, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the Note. On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the

Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed an Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,552 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,459 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed an Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,450 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelvth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,500 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2012.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”). The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid for the years ended December 31 2010 and 2009, were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 and review of our interim financial statements for the first, second and third quarters of 2012 was approximately $5,000.00. The aggregate fees billed by our prior auditors, De Joya Griffith & Company, LLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2011 was approximately $9,800.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2011 or 2010.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange

Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2011, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

  Report of De Joya Griffith & Company, LLC, Independent Registered Certified Public Accounting Firm

  Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

  Balance Sheets as of December 31, 2011 and 2010

  Statements of Operations for the years ended December 31, 2011 and 2010 and the period from inception (November 7, 2006) to December 31, 2011 (audited)

  Statements of Stockholders’ Deficit from inception (November 7, 2006) to December 31, 2011 (audited)

  Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from inception (November 7, 2006) to December 31, 2011 (audited)

  Notes to Financial Statements (audited)

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

March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Geoffrey Alison

Geoffrey Alison

Sole Director

Date

March 28, 2012