Form 10-Q
period 2012-03-31
Cyberspace Vita, Inc.
filed 2012-05-10
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2012

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
_______________________	____________________________________
(State of organization)	(I.R.S. Employer Identification No.)

56 Laenani Street

Haiku, HI 96708

________________________________________

(Address of principal executive offices)

(310) 396-1691

_______________________________________________

Registrant’s telephone number, including area code

_______________________________________________

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

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of May 7, 2012.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$8,160	$4,540
Accrued interest, related party	23,557	20,554
Loans due to shareholders	213,943	200,743

Total current liabilities	245,660	225,837

TOTAL LIABILITIES	245,660	225,837

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of March 31, 2012 and December 31, 2011)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(289,938)	(270,115)

Total stockholders' deficit	(245,660)	(225,837)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			Nov. 7, 2006
	Three Mos.	Three Mos.	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	-

Operating expenses

Professional fees	16,000	16,300	224,750

General and administrative	820	1,913	41,631

Operating Loss	16,820	18,213	266,381

Other Expenses

Interest expense	3,003	2,172	23,557

Total other expenses	3,003	2,172	23,557

Net loss	$(19,823)	$(20,385)	(289,938)

Basic loss per share	$(0.08)	$(0.08)

Weighted average number of common shares outstanding - basic	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nov. 7, 2006 (Inception) through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,823)	$(20,385)	$(289,938)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,620	(339)	8,160
Increase in accrued interest expense	3,003	2,172	23,557

Net cash used in operating activities	$(13,200)	$(18,552)	$(258,221)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans due to shareholders	13,200	18,552	213,943
Additional paid-in capital	-	-	30,768
Proceeds from sale of common stock	-	-	13,510

Net cash provided by financing activities	13,200	18,552	258,221

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2011

Business description

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

March 31, 2012

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $289,938 from Inception (November 7, 2006) to March 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At March 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $213,943, which represents amounts loaned to the Company to pay the Company's operating expenses. On June 30, 2008, a shareholder payable was exchanged for a 6% convertible promissory note with a principal balance of $8,111 due and payable on June 30, 2009. On September 30, 2008, an additional shareholder payable was exchanged for a convertible 6% promissory note with a principal balance of $11,500 due and payable on September 30, 2009. On December 31, 2008, the Company exchanged the convertible promissory notes dated June 30, 2008 and September 30, 2008, together with an additional shareholder payable in the amount of $14,906 for a promissory note in the amount of $34,517 bearing simple interest at a rate of 6% per annum due and payable on December 30, 2009. On March 31, 2009, the Payee under the Note and the Company executed a First Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $16,915 would be considered as additional principal payable under the terms of the

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS (CON’T)

  Note.  On June 30, 2009, the Payee under the Note and the Company executed a Second Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,420 would be considered as additional principal payable under the terms of the Note. On September 30, 2009, the Payee under the Note and the Company executed a Third Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,324 would be considered as additional principal payable under the terms of the Note. On December 31, 2009, the Payee under the Note and the Company executed a Fourth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,275 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2010. On March 31, 2010, the Payee under the Note and the Company executed a Fifth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,638 would be considered as additional principal payable under the terms of the Note. On June 30, 2010, the Payee under the Note and the Company executed a Sixth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,455 would be considered as additional principal payable under the terms of the Note. On September 30, 2010, the Payee under the Note and the Company executed a Seventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,588 would be considered as additional principal payable under the terms of the Note. On December 31, 2010, the Payee under the Note and the Company executed an Eighth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,650 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2011. On March 31, 2011, the Payee under the Note and the Company executed a Ninth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $18,552 would be considered as additional principal payable under the terms of the Note. On June 30, 2011, the Payee under the Note and the Company executed a Tenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,459 would be considered as additional principal payable under the terms of the Note. On September 30, 2011, the Payee under the Note and the Company executed an Eleventh Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $11,450 would be considered as additional principal payable under the terms of the Note. On December 31, 2011, the Payee under the Note and the Company executed a Twelfth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $12,500 would be considered as additional principal payable under the terms of the Note and further agreed to extend the maturity date of the Note to December 31, 2012. On March 31, 2012, the Payee under the Note and the Company executed a Thirteenth Amendment to the Note whereby they agreed that additional shareholder advances in the amount of $13,200 would be considered as additional principal payable under the terms of the Note.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2012) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended March 31, 2012 were $10,000.

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

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2011.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO MARCH 31, 2011.

As of March 31, 2012 and 2011, we have not generated any revenues.

	March 31, 2012	March 31, 2011	$ Change	% Change
Revenue	$-	$-	$-	-%
Professional fees	16,000	16,300	(300)	(1.84%)
G & A	820	1,913	(1,093)	(57.1%)
Loss	$(19,823)	$(20,385)	(562)	(2.7)%

The Company’s operations for the quarter ended March 31, 2012 showed only nominal changes from its operations in the comparable quarter of 2011. Professional fees incurred in both the quarters ended March 31, 2012 and 2011 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel. The Company also incurred interest expense of $3,003 and $2,172 for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $13,200.

No stock was issued in the first quarter of 2012.

We had $0 cash on hand as of March 31, 2012 compared to $0 as of March 31, 2011. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(19,823) for the three months ended March 31, 2012, and a working capital deficiency of $245,660 at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

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

CYBERSPACE VITA, INC.

Date: May 10, 2012	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.