Form 10-Q
period 2012-06-30
Cyberspace Vita, Inc.
filed 2012-08-08
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2012

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of July 25, 2012.

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
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

	As of June 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$4,540
Accrued interest, related party	26,757	20,554
Loans due to shareholders	233,480	200,743

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	260,237	225,837

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of June 30, 2012 and December 31, 2011)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(304,515)	(270,115)

Total Stockholders' Deficit	(260,237)	(225,837)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Inception
	Three Months	Three Months	Six Months	Six Months	(Nov. 7, 2006)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	11,100	12,250	27,100	28,550	235,850
General and administrative	277	459	1,097	2,372	41,908

Operating loss	11,377	12,709	28,197	30,922	277,758

Other expenses
Interest expense	3,200	2,473	6,203	4,645	26,757
Total other expenses	3,200	2,473	6,203	4,645	26,757

Net loss	$(14,577)	$(15,182)	$(34,400)	$(35,567)	$(304,515)

Basic loss per share	$(0.06)	$(0.06)	$(0.14)	$(0.14)

Weighted average number of common shares outstanding - basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Inception (Nov. 7, 2006) through June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(34,400)	$(35,567)	$(304,515)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,540)	911	-
Increase in accrued interest expense	6,203	4,645	26,757

Net cash used in operating activities	$(32,737)	$(30,011)	$(277,758)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	32,737	30,011	233,480
Additional paid-in capital	-	-	30,768
Proceeds from sale of common stock	-	-	13,510

Net cash provided by financing activities	32,737	30,011	277,758

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-
Cash contributed from cancellation of common stock	$-	$-	$36,000

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2011

Business description

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

June 30, 2012

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $304,515 from Inception (November 7, 2006) to June 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4.  RELATED PARTY TRANSACTIONS

At June 30, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $33,480, which represents amounts loaned to the Company to pay the Company’s expenses of operation. The notes bear interest at 6% per annum and are due on December 31, 2012.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

(Unaudited)

NOTE 4.  RELATED PARTY TRANSACTIONS (CON’T)

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008 and expiring on December 31, 2012. Total fees paid to FHM for the six months ended June 30, 2012 were $20,000.

NOTE 5.  INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets.

As of June 30, 2012, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2012 and 2011. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011.

As of June 30, 2012 and 2011, we have not generated any revenues.

	June 30, 2012	June 30, 2011	$ Change	% Change
Revenue	$ -	$ -	$ -	-%
Professional fees	11,100	12,250	(1,150)	(9.4%)
G & A	277	459	(182)	(39.7%)
Loss	$ (11,377)	$ (12,709)	(1,332)	(10.5)%

The Company’s operations for the quarter ended June 30, 2012 showed only nominal changes from its operations in the comparable quarter of 2011. Professional fees incurred in both the quarters ended June 30, 2012 and 2011 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $3,200 and $2,473 for the three months ended June 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011.

As of June 30, 2012 and 2011, we have not generated any revenues.

	June 30, 2012	June 30, 2011	$ Change	% Change
Revenue	$ -	$ -	$ -	-%
Professional fees	27,100	28,550	(1,450)	(5.1%)
G & A	1,097	2,372	(1,275)	(53.8%)
Loss	$ (28,197)	$ (30,922)	(2,725)	(8.8)%

The Company’s operations for the six-month ended June 30, 2012 showed only nominal changes from its operations in the comparable six months of 2011. Professional fees incurred in both the six months ended June 30, 2012 and 2011 include $20,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $6,203 and $4,645 for the six months ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $19,537.

No stock was issued in the second quarter of 2012.

We had $0 cash on hand as of June 30, 2012 compared to $0 as of June 30, 2011. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $304,515 from Inception (November 7, 2006) to June 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the

Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CYBERSPACE VITA, INC.

Date: August 7, 2012	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.