Form 10-Q
period 2012-09-30
Cyberspace Vita, Inc.
filed 2012-11-14
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of November 1, 2012.

TABLE OF CONTENTS

_________________

                       PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

                       PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$—	$—

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$—	$4,540
Accrued interest, related party	30,164	20,554
Loans due to shareholders	249,015	200,743

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	279,179	225,837

Stockholders’ Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of September 30, 2012 and December 31, 2011)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(323,457)	(270,115)

Total Stockholders’ Deficit	(279,179)	(225,837)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Inception (Nov. 7, 2006) through September 30, 2012
Revenues	$—	$—	$—	$—	$—
Operating expenses
Professional fees	12,080	11,850	39,180	40,400	247,930
General and administrative	3,455	570	4,552	2,942	45,363
Operating loss	15,535	12,420	43,732	43,342	293,293
Other expenses
Interest expense	3,407	2,673	9,610	7,318	30,164
Total other expenses	3,407	2,673	9,610	7,318	30,164
Net loss	$(18,942)	$(15,093)	$(53,342)	$(50,660)	$(323,457)
Basic loss per share	$(0.08)	$(0.06)	$(0.22)	$(0.20)
Weighted average number of common shares outstanding — basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011	Inception (Nov. 7, 2006) through Sept. 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(53,342)	$(50,660)	$(323,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(4,540)	1,881	—
Increase in accrued interest expense	9,610	7,318	30,165
Net cash used in operating activities	$(48,272)	$(41,461)	$(293,293)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	48,272	41,461	249,015
Additional paid-in capital	—	—	30,768
Proceeds from sale of common stock	—	—	13,510

Net cash provided by financing activities	48,272	41,461	293,293

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid during period for interest	$—	$—	$—
Cash paid during period for income taxes	$—	$—	$—
Cash contributed from cancellation of common stock	$—	$—	$36,000

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2011.

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

September 30, 2012

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had no revenues and generated net losses of $323,457 from Inception (November 7, 2006) to September 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4.  RELATED PARTY TRANSACTIONS

At September 30, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $249,015, which represents amounts loaned to the Company to pay the Company’s expenses of operation. The notes bear interest at 6% per annum and are due on December 31, 2012.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 4.  RELATED PARTY TRANSACTIONS (CON’T)

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008 and expiring on December 31, 2012. Total fees paid to FHM for the nine months ended September 30, 2012 were $30,000.

NOTE 5. INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets.

As of September 30, 2012, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2012 and 2011. The tax years 2008–2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011.

As of September 30, 2012 and 2011, we have not generated any revenues.

	September 30, 2012	September 30, 2011	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	12,080	11,850	230	(1.9%)
G & A	3,455	570	2,885	506%
Interest expense	3,407	2,673	734	27.5%
Loss	$(18,942)	$(15,093)	(3,849)	(25.5)%

The Company’s operations for the quarter ended September 30, 2012 showed only nominal changes from its operations in the comparable quarter of 2011. Professional fees incurred in both the quarters ended September 30, 2012 and 2011 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $3,407 and $2,673 for the three months ended September 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011.

As of September 30, 2012 and 2011, we have not generated any revenues.

	September 30, 2012	September 30, 2011	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	39,180	40,400	(1,220)	(3.0%)
G & A	4,552	2,942	1,610	54.7%
Interest expense	9,610	7,318	2,292	31.3%
Loss	$(53,342)	$(50,660)	(2,682)	(5.3)%

The Company’s operations for the nine-month ended September 30, 2012 showed only nominal changes from its operations in the comparable nine months of 2011. Professional fees incurred in both the nine months ended September 30, 2012 and 2011 include $30,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel.  The Company also incurred interest expense of $9,610 and $7,318 for the nine months ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $15,535.

No stock was issued in the third quarter of 2012.

We had $0 cash on hand as of September 30, 2012 compared to $0 as of September 30, 2011. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $323,457 from Inception (November 7, 2006) to September 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CYBERSPACE VITA, INC.

Date: November 12, 2012	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document