Form 10-K/A
period 2011-12-31
Cyberspace Vita, Inc.
filed 2013-01-04
CIK 1381240

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

First Amendment

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes[ ] No [X]

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

ITEM 6.

 SELECTED FINANCIAL DATA

Year Ended

	12/31/11	12/31/10	12/31/09
Revenues	$—	$—	$—
Net loss	$(68,327)	$(63,319)	$(59,376)
Net loss per share	$(0.28)	$(0.26)	$(0.24)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(225,837)	$(157,509)	$(94,191)
Total assets	$—	$—	$—
Total liabilities	$225,837	$157,509	$94,191

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
----------------------------------------------------------------------------------

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders' Deficit	F-5

Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7-9
----------------------------------------------------------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the years ended December 31, 2011, and from November 7, 2006 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Co., P.A.

Paritz & Co., P.A.

Hackensack, NJ

March 23, 2012

Cyberspace Vita, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2011 (audited)	December 31, 2010 (audited)
ASSETS
Current assets
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,540	$339
Accrued interest	20,554	10,389
Loans - related party	200,743	146,782

Total current liabilities	225,837	157,510

Total liabilities	225,837	157,510

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during the development stage	(270,115)	(201,788)

Total stockholders’ deficit	(225,837)	(157,510)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Operations

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2011 (audited)	2010 (audited)	to December 31, 2011 (audited)
Revenue	$—	$—	$—

Expenses:
General and administrative	5,712	1,377	40,811
Professional fees	52,450	55,293	208,750

Total operating expenses	58,162	56,670	249,561

Other expenses
Interest expense	10,165	6,649	20,554

Net loss	$(68,327)	$(63,319)	$(270,115)

Net loss per common share	$(0.28)	$(0.26)

Weighted average number of common shares	247,550	247,550

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

					Deficit
					Accumulated
				Common	Additional	During the
	Preferred	Preferred	Common	Stock	Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance – November 7, 2006 (Date of Inception)	—	$—	—	$—	$—	$—	$—

Common stock sold for cash	—	—	40,000,000	40,000	(36,000)	—	4,000

Net loss	—	—	—	—	—	(4,268)	(4,268)

Balance at December 31, 2006	—	—	40,000,000	40,000	(36,000)	(4,268)	(268)

Common stock sold for cash	—	—	951,000	951	8,559	—	9,510

Capital contributed through forgiveness of debt	—	—	—	—	7,540	—	7,540

Donation of shares	—	—	(36,000,000)	(36,000)	36,000	—	—

Net loss	—	—	—	—	—	(24,244)	(24,244)

Balance – December 31, 2007	—	—	4,951,000	4,951	16,099	(28,512)	(7,462)

Additional paid-in capital	—	—	—	—	23,228	—	23,228

Net loss	—	—	—	—	—	(50,580)	(50,580)

Balance—December 31, 2008	—	—	4,951,000	4,951	39,327	(79,092)	(34,814)

1 for 20 reverse stock split	—	—	(4,703,450)	(4,703)	4,703	—	—

Net loss	—	—	—	—	—	(59,376)	(59,376)

Balance – December 31, 2009 (audited)	—	—	247,550	248	44,030	(138,469)	$(94,191)

Net loss	—	—	—	—	—	(63,319)	(63,319)

Balance – December 31, 2010 (audited)	—	—	247,550	248	44,030	(201,788)	$(157,510)

Net loss	—	—	—	—	—	(68,327)	(68,327)

Balance – December 31, 2011 (audited)	—	$—	247,550	$248	$44,030	$(270,115)	$(225,837)

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2011 (audited)	2010 (audited)	to December 31, 2011 (audited)
Cash flows relating to operating activities
Net loss	$(68,327)	$(63,319)	$(270,115)
Changes in operating assets and liabilities:
Increase in accounts payable	4,201	339	4,540
Increase in accrued interest	10,165	6,649	20,554

Net cash used in operating activities	(53,961)	(56,331)	(245,021)

Cash flows relating to financing activities
Proceeds from loans - related party	53,961	56,331	200,743
Additional paid-in capital	—	—	30,768
Proceeds from issuance of common stock	—	—	13,510

Net cash provided by financing activities	53,961	56,331	245,021

Decrease in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—

Capital contributed from the cancellation of common stock	$—	$—	$36,000

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

The components of the Company's deferred tax asset as of December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carry forward	$270,115	$201,787
Valuation allowance	(270,115)	(201,787)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2011	2010
Tax at statutory rate (35%)	$94,540	$70,625
Increase in valuation allowance	(94,540)	(70,625)
Net deferred tax asset	$—	$—

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

NOTE 8. SUBSEQUENT EVENTS

None.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2011.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as the Company commences operations and has the financial resources to address and eliminate the identified weaknesses, we intend to create take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

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

________________

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

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of De Joya Griffith & Company, LLC, Independent Registered Certified Public Accounting Firm

•

Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of December 31, 2011 and 2010

•

Statements of Operations for the years ended December 31, 2011 and 2010 and the period from inception (November 7, 2006) to December 31, 2011 (audited)

•

Statements of Stockholders’ Deficit from inception (November 7, 2006) to December 31, 2011 (audited)

•

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

January 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Geoffrey Alison

Geoffrey Alison

Sole Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date

January 3, 2013