Form 10-K/A
period 2011-12-31
Cyberspace Vita, Inc.
filed 2013-01-10
CIK 1381240

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Second Amendment

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

February 28, 2011

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 588-5960 - Facsimile (702) 588-5979

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cyberspace Vita, Inc.:

We have audited the accompanying balance sheet of Cyberspace Vita, Inc. (a development stage company) as of December 31, 2011, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2011, and from November 7, 2006 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

January 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Geoffrey Alison

Geoffrey Alison

Sole Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date

January 9, 2013