Form 10-K
period 2012-12-31
Cyberspace Vita, Inc.
filed 2013-03-29
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

☐  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____________ to _____________

Commission File Number: 333-141929

CYBERSPACE VITA, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	14-1982491
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

56 Laenani Street
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 396-1691

n/a

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012)—$59,437.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 19, 2012): 247,550

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
SIGNATURES

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Cyberspace Vita, Inc. (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations. See “Risk Factors—Regulation of Penny Stocks.”

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

Employees

As of December 31, 2012, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2012, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2012, the Company was not a party to any pending or threatened legal proceedings.

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

The following table shows the high and low prices of our common shares on the OTCQB for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2011 – March 31, 2011	$0.65	$0.65
April 1, 2011 – June 30, 2011	$3.00	$0.65
July 1, 2011 – September 30, 2011	$2.50	$2.30
October 1, 2011 – December 31, 2011	$2.30	$1.75
January 1, 2012 – March 31, 2012	$1.75	$1.75
April 1, 2012 – June 30, 2012	$1.75	$1.26
July 1, 2012 – September 30, 2012	$1.26	$1.26
October 1, 2012 – December 31, 2012	$1.26	$1.26

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $261,957, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2012, the maturity date of the Note was extended to December 31, 2013.

Status of Outstanding Common Stock

As of December 31, 2012, we had a total of 247,550 shares of our common stock outstanding. Of these shares, 200,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	12/31/12	12/31/11	12/31/10
Revenues	$—	$—	$—
Net loss	$(69,929)	$(68,327)	$(63,319)
Net loss per share	$(0.28)	$(0.28)	$(0.26)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(295,766)	$(225,837)	$(157,509)
Total assets	$—	$—	$—
Total liabilities	$295,766	$225,837	$157,509

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2012, we had no cash, a working capital deficit of $295,766 and an accumulated deficit during the development stage of $340,044 through December 31, 2012. Our operating activities used $61,214 in cash for the fiscal year ended December 31, 2012, while our oprating activities for the fiscal year ended December 31, 2011 used $53,961 in cash. We received $0.00 in revenue during the fiscal year ended December 31, 2012.

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

Twelve Months Ended December 31, 2012 Compared to December 31, 2011

The following table summarizes the results of our operations during the fiscal years ended December 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/12 (audited)	12/31/11 (audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$0	$0	$0	0.0%
Operating expenses	56,674	58,162	(1,488)	(2.6%)
Net loss	(69,929)	(68,327)	1,602	2.3%
Loss per share of common stock	(0.28)	(0.28)	0	0.00%

We incurred a net loss of $69,929 for the fiscal year ended December 31, 2012 as compared with a net loss of $68,327 for the fiscal year ended December 31, 2011. The loss is primarily due to professional fees related to the cost of compliance with filing requirements.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we have any such critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2012 and 2011 and the period from inception (November 7, 2006) through December 31, 2012, and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cyberspace Vita, Inc.:

We have audited the accompanying balance sheet of Cyberspace Vita, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years ended December 31, 2012 and 2011, and from November 7, 2006 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from November 7, 2006 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net losses. As discussed in Note 4, the Company had a net loss of $69,929 and $68,327 for the years ended December 31, 2012 and 2011, respectively, and a working capital deficiency of $295,766 and $225,837 at December 31, 2012 and 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

/s/ Paritz & Co., P.A.

Paritz & Co., P.A.
Hackensack, NJ
March 20, 2013

Cyberspace Vita, Inc.

(A Development Stage Company)
Balance Sheets

	December 31, 2012 (audited)	December 31, 2011 (audited)
ASSETS
Current assets
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$4,540
Accrued interest – related party	33,809	20,554
Loans – related party	261,957	200,743

Total current liabilities	295,766	225,837

Total liabilities	295,766	225,837

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during the development stage	(340,044)	(270,115)

Total stockholders’ deficit	(295,766)	(225,837)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)
Statements of Operations

			Accumulated from Inception
	Years Ended December 31,		(Nov. 7, 2006)
	2012 (audited)	2011 (audited)	to December 31, 2012 (audited)
Revenue	$—	$—	$—

Expenses:
General and administrative	5,454	5,712	46,265
Professional fees(includes $40,000 fees paid to a related party)	51,220	52,450	259,970

Total operating expenses	56,674	58,162	306,235

Other expenses
Interest expense- related party	13,255	10,165	33,809

Net loss	$(69,929)	$(68,327)	$(340,044)

Net loss per common share	$(0.28)	$(0.28)

Weighted average number of common shares	247,550	247,550

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance November 7, 2006 (date of Inception)	—	$—	—	$—	$—	$—	$—

Common stock issued for services			200,000	200	3,800		4,000

Net loss						(4,268)	(4,268)

Balance December 31, 2006	—	—	200,000	200	3,800	(4,268)	(268)

Common stock sold for cash			47,550	48	9,462		9,510

Capital contributed through forgiveness of debt					7,540		7,540

Net loss						(24,244)	(24,244)

Balance December 31, 2007	—	—	247,550	248	20,802	(28,512)	(7,462)

Capital contributed					23,228

Net loss						(50,580)	(50,580)

Balance December 31, 2008	—	—	247,550	248	44,030	(79,092)	(34,814)

Net loss						(59,377)	(59,377)

Balance December 31, 2009	—	—	247,550	248	44,030	(138,469)	(94,191)

Net loss						(63,319)	(63,319)

Balance December 31, 2010	—	—	247,550	248	44,030	(201,788)	(157,510)

Net loss						(68,327)	(68,327)

Balance December 31, 2011	—	—	247,550	248	44,030	(270,115)	(225,837)

Net loss						(69,929)	(69,929)

Balance December 31, 2012	—	$—	247,550	$248	$44,030	$(340,044)	$(295,766)

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)
Statements of Cash Flows

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2012 (audited)	2011 (audited)	to December 31, 2012 (audited)
Cash flows relating to operating activities
Net loss	$(69,929)	$(68,327)	$(340,044)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,540)	4,201	—
Increase in accrued interest	13,255	10,165	33,809

Net cash used in operating activities	(61,214)	(53,961)	(306,235)

Cash flows relating to financing activities
Proceeds from loans—related party	61,214	53,961	261,957
Contribution to capital	—	—	30,768
Proceeds from issuance of common stock	—	—	13,510

Net cash provided by financing activities	61,214	53,961	306,235

Decrease in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(audited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Business description

Cyberspace Vita, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada. The Company’s original business plan was to create and conduct an online business for the sale of vitamins and supplements, however, the Company never generated any meaningful revenues. On May 5, 2008, the Company discontinued its prior business and changed its business plan. The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The Company has limited operations and in accordance with FASB ASC 915 “Development Stage Entities”, the Company is considered a development stage company.

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

E. BASIC EARNINGS PER SHARE

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. FASB ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(audited)

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

F. INCOME TAXES

Income taxes are provided in accordance with FASB ASC 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

During the years ended December 31, 2012 and 2011, there were no stock options granted or outstanding.

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
December 31, 2012 and 2011
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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net losses. The Company had a net loss of $69,929 and $68,327 for the years ended December 31, 2012 and 2011, respectively, and a working capital deficiency of $295,766 and $225,837 at December 31, 2012 and 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $261,957, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2012, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2013.

The Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2012 and 2011 were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2013.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(audited)

NOTE 5. INCOME TAXES

Tthe Company adopted Financial Accounting ASC 740 “Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of ASC 740, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely- than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As of December 31, 2012 and 2011, we have provided a 100% valuation allowance for any deferred tax assets as management has detemined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards.

The components of the Company’s deferred tax asset as of December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carry forward	$119,000	$94,500
Valuation allowance	(119,000)	(94,500)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2012	2011
Tax at statutory rate (35%)	$24,100	$24,000
Increase in valuation allowance	(24,100)	(24,000)
Net deferred tax asset	$—	$—

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2012, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(audited)

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company’s financial statements contains the following classes of capital stock as of December 31, 2012:

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

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through March 22, 2013, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2012.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held
Geoffrey Alison	40	CEO, CFO President,Treasurer and Secretary since 2008

Geoffrey Alison has been CEO, CFO, President,Treasurer and Secretary of the Company since May 2008. He has been registered with the FINRA since 1999 and has worked as a general securities principal for various securities firms including Stock USA, Inc. (January 1999 – October 2001) and Assent, LLC (November 2001 – August 2004). From September 2004 through the present date, Mr. Alison has been a registered general securities principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD); from January 2005 through January 2006, he served as President, Secretary and a director of Cape Coastal Trading Corporation (OTCBB:CCTR) and he has served as President, Treasurer, Secretary and a director of Travel Hunt Holdings, Inc. (OTCBB:TVHT) since August 2007. In October 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2012 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	200,000	80.80%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

Pershing LLC	16,760	6.80%
P.O. Box 2050
Jersey City, NJ 07303

Geoffrey Alison	0	0.00%
5000 Noeline Ave.
Encino, CA 91316

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2012. All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2012, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2012, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $261,957, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2012, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2013.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2012 and 2011 were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2013.

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

Director Independence

Since of May 5, 2008, Geoffrey Alison has been the sole director of the Company. Mr. Alison is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 and review of our interim financial statements for the first, second and third quarters of 2013 was approximately $5,000.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2012 or 2011.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2012 and 2011

•	Statements of Operations for the years ended December 31, 2012 and 2011 and the period from inception (November 7, 2006) to December 31, 2012 (audited)

•	Statements of Stockholders’ Deficit from inception (November 7, 2006) to December 31, 2012 (audited)

•	Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period from inception (November 7, 2006) to December 31, 2012 (audited)

•	Notes to Financial Statements (audited)

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	EXHIBITS

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
March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Geoffrey Alison
Geoffrey Alison Sole Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date
March 22, 2013