Form 10-Q
period 2013-03-31
Cyberspace Vita, Inc.
filed 2013-05-09
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of May 1, 2013.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A.

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

	As March 31, 2013	As of December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$—	$—

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$5,772	$—
Accrued interest, related party	37,564	33,809
Loans due to shareholders	273,908	261,957

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	317,244	295,766

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of March 31, 2013 and December 31, 2012)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(361,522)	(340,044)

Total Stockholders' Deficit	(317,244)	(295,766)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Inception (Nov. 7, 2006) through March 31, 2013

Revenues	$—	$—	$—
Operating expenses
Professional fees	15,060	16,000	275,030
General and administrative	2,663	820	48,928

Operating loss	17,723	16,820	323,958

Other expenses
Interest expense	3,755	3,003	37,564
Total other expenses	3,755	3,003	37,564

Net loss	$(21,478)	$(19,823)	$(361,522)

Basic loss per share	$(0.09)	$(0.08)

Weighted average number of common shares outstanding — basic	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Inception (Nov. 7, 2006) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,478)	$(19,823)	$(361,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	5,772	3,620	5,772
Increase in accrued interest expense	3,755	3,003	37,564

Net cash used in operating activities	$(11,951)	$(13,200)	$(318,186)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	11,951	13,200	273,908
Additional paid-in capital	—	—	30,768
Proceeds from sale of common stock	—	—	13,510

Net cash provided by financing activities	11,951	13,200	318,186

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid during period for interest	$—	$—	$—
Cash paid during period for income taxes	$—	$—	$—
Cash contributed from cancellation of common stock	$—	$—	$36,000

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2012.

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

March 31, 2013

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

B. BASIC EARNINGS PER SHARE

ASC Topic 260 "Earnings Per Share" specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had no revenues and generated net losses of $361,522 from Inception (November 7, 2006) to March 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At March 31, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $273,908, which represents amounts loaned to the Company to pay the Company’s expenses of operation. The notes bear interest at 6% per annum and are due on December 31, 2013.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

(Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS (CON’T)

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008 and expiring on December 31, 2013. Total fees paid to FHM for the three months ended March 31, 2013 were $10,000.

NOTE 5. INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets

As of March 31, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2013 and 2012. The tax years 2008–2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2012.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO MARCH 31, 2012.

As of March 31, 2013 and 2012, we have not generated any revenues.

	March 31, 2013	March 31, 2012	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	15,060	16,000	(940)	(5.9%)
G & A	2,663	820	1,843	225%
Interest expense	3,755	3,003	752	25.0%
Loss	$(21,478)	$(19,823)	(1,655)	(8.3)%

The Company’s operations for the quarter ended March 31, 2013 showed only nominal changes from its operations in the comparable quarter of 2012. Professional fees incurred in both the quarters ended March 31, 2013 and 2012 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel. The Company also incurred interest expense of $3,755 and $3,003 for the three months ended March 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $11,951.

No stock was issued in the first quarter of 2013.

We had $0 cash on hand as of March 31, 2013 compared to $0 as of March 31, 2012. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $361,522 from Inception (November 7, 2006) to March 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CYBERSPACE VITA, INC.

Date: May 9, 2013	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document