Form 10-Q
period 2013-06-30
Cyberspace Vita, Inc.
filed 2013-08-12
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2013

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

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of August 7, 2013.

TABLE OF CONTENTS

_________________

                       PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A.

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,303	$—
Accrued interest, related party	41,539	33,809
Loans due to shareholders	291,031	261,957

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	334,873	295,766

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of June 30, 2013 and December 31, 2012)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(379,151)	(340,044)

Total Stockholders' Deficit	(334,873)	(295,766)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Inception (Nov. 7, 2006) through June 30, 2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	12,150	11,100	27,210	27,100	287,180
General and administrative	1,504	277	4,167	1,097	50,432

Operating loss	13,654	11,377	31,377	28,197	337,612

Other expenses
Interest expense	3,975	3,200	7,730	6,203	41,539
Total other expenses	3,975	3,200	7,730	6,203	41,539

Net loss	$(17,629)	$(14,577)	$(39,107)	$(34,400)	$(379,151)

Basic loss per share	$(0.07)	$(0.06)	$(0.16)	$(0.14)

Weighted average number of common shares outstanding - basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Inception (Nov. 7, 2006) through June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(39,107)	$(34,400)	$(379,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	2,303	(4,540)	2,303
Increase in accrued interest expense	7,730	6,203	41,539

Net cash used in operating activities	$(29,074)	$(32,737)	$(335,309)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loans	29,074	32,737	291,031
Additional paid-in capital	—	—	30,768
Proceeds from sale of common stock	—	—	13,510

Net cash provided by financing activities	29,074	32,737	335,309

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental cash flow information:
Cash paid during period for interest	$—	$—	$—
Cash paid during period for income taxes	$—	$—	$—
Cash contributed from cancellation of common stock	$—	$—	$36,000

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2012.

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

June 30, 2013

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had no revenues and generated net losses of $379,151 from Inception (November 7, 2006) to June 30, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $291,031, which represents amounts loaned to the Company to pay the Company’s expenses of operation. The notes bear interest at 6% per annum and are due on December 31, 2013.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

 (Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS (CON’T)

Pursuant to a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008 and expiring on December 31, 2013. Total fees paid to FHM for the three and six months ended June 30, 2013 were $10,000 and $20,000, respectively.

NOTE 5- INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets

As of June 30, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended June 30, 2013 and 2012. The tax years 2008–2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012.

As of June 30, 2013 and 2012, we have not generated any revenues.

	June 30, 2013	June 30, 2012	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	12,150	11,100	1,050	9.5%
G & A	1,504	277	1,227	443%
Interest expense	3,975	3,200	775	24.2%
Loss	$(17,629)	$(14,577)	(3,052)	(20.1)%

The Company’s operations for the quarter ended June 30, 2013 showed only nominal changes from its operations in the comparable quarter of 2012. Professional fees incurred in both the quarters ended June 30, 2013 and 2012 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel. The Company also incurred interest expense of $3,975 and $3,200 for the three months ended June 30, 2013 and 2012, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012.

As of June 30, 2013 and 2012, we have not generated any revenues.

	June 30, 2013	June 30, 2012	$ Change	% Change
Revenue	$—	$—	$—	—%
Professional fees	27,210	27,100	110	.4%
G & A	4,167	1,097	3,070	280%
Interest expense	7,730	6,203	1,527	24.6%
Loss	$(39,107)	$(34,400)	(4,707)	(13.7)%

The Company’s operations for the six months ended June 30, 2013 showed only nominal changes from its operations in the comparable six months of 2012. Professional fees incurred in both the six months ended June 30, 2013 and 2012 include $20,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s outside auditors and legal counsel. The Company also incurred interest expense of $7,730 and $6,203 for the six months ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $17,123.

No stock was issued in the second quarter of 2013.

We had $0 cash on hand as of June 30, 2013 compared to $0 as of June 30, 2012. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $379,151 from Inception (November 7, 2006) to June 30, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CYBERSPACE VITA, INC.

Date: August 7, 2013	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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