Form 10-K
period 2013-12-31
Cyberspace Vita, Inc.
filed 2014-03-18
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

☐  Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________

Commission File Number: 333-141929

CYBERSPACE VITA, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	14-1982491
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

56 Laenani Street
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 396-1691

n/a

________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013)—$59,913.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 15, 2014): 247,550

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	MINE SAFETY DISCLOSURES

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

Employees

As of December 31, 2013, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2013, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2013, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

The following table shows the high and low prices of our common shares on the OTCQB for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2011 – March 31, 2011	$0.65	$0.65
April 1, 2011 – June 30, 2011	$3.00	$0.65
July 1, 2011 – September 30, 2011	$2.50	$2.30
October 1, 2011 – December 31, 2011	$2.30	$1.75
January 1, 2012 – March 31, 2012	$1.75	$1.75
April 1, 2012 – June 30, 2012	$1.75	$1.26
July 1, 2012 – September 30, 2012	$1.26	$1.26
October 1, 2012 – December 31, 2012	$1.26	$1.26
January 1, 2013 – March 31, 2013	$1.26	$1.26
April 1, 2013 – June 30, 2013	$1.26	$1.26
July 1, 2013 – September 30, 2013	$1.26	$1.26
October 1, 2013 – December 31, 2013	$1.26	$1.26

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $318,616, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the maturity date of the Note was extended to December 31, 2014.

Status of Outstanding Common Stock

As of December 31, 2013, we had a total of 247,550 shares of our common stock outstanding. Of these shares, 200,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	12/31/13	12/31/12	12/31/11
Revenues	$—	$—	$—
Net loss	$(75,457)	$(69,929)	$(68,327)
Net loss per share	$(0.30)	$(0.28)	$(0.28)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(371,223)	$(295,766)	$(225,837)
Total assets	$—	$—	$—
Total liabilities	$371,223	$295,766	$225,837

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2013, we had no assets, a working capital deficit of $371,223 and an accumulated deficit during the development stage of $371,223 through December 31, 2013. Our operating activities used $56,659 in cash for the fiscal year ended December 31, 2013, while our oprating activities for the fiscal year ended December 31, 2012 used $61,214 in cash. We received $0.00 in revenue during the fiscal year ended December 31, 2013.

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

Twelve Months Ended December 31, 2013 Compared to December 31, 2012

The following table summarizes the results of our operations during the fiscal years ended December 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/13 (audited)	12/31/12 (audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$0	$0	$0	0.0%
Operating expenses	58,961	56,674	2,287	4.0%
Net loss	(75,457)	(69,929)	5,528	8.0%
Loss per share of common stock	(0.30)	(0.28)	0.02	7.1%

We incurred a net loss of $75,457 for the fiscal year ended December 31, 2013 as compared with a net loss of $69,929 for the fiscal year ended December 31, 2012. The loss is primarily due to professional fees related to the cost of compliance with filing requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2013 and 2012 and the period from inception (November 7, 2006) through December 31, 2013, and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cyberspace Vita, Inc.:

We have audited the accompanying balance sheet of Cyberspace Vita, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years ended December 31, 2013 and 2012, and from November 7, 2006 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and from November 7, 2006 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net losses. As discussed in Note 4, the Company had a net loss of $75,457 and $69,929 for the years ended December 31, 2013 and 2012, respectively, and a stockholders’ deficit and working capital deficiency of $371,223 and $295,766 at December 31, 2013 and 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

/s/ Paritz & Co., P.A.

Paritz & Co., P.A.
Hackensack, NJ
March 15, 2014

Cyberspace Vita, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,302	$—
Accrued interest – related party	50,305	33,809
Loans – related party	318,616	261,957

Total current liabilities	371,223	295,766

Total liabilities	371,223	295,766

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during the development stage	(415,501)	(340,044)

Total stockholders’ deficit	(371,223)	(295,766)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Operations

			Accumulated from Inception (Nov. 7, 2006)
	Years Ended December 31,		to December 31,
	2013	2012	2013
Revenue	$—	$—	$—

Expenses:
General and administrative	7,111	5,454	53,376
Professional fees(includes $40,000 fees paid to a related party)	51,850	51,220	311,820

Total operating expenses	58,961	56,674	365,196

Other expenses
Interest expense – related party	16,496	13,255	50,305

Net loss	$(75,457)	$(69,929)	$(415,501)

Net loss per common share	$(0.30)	$(0.28)

Weighted average number of common shares	247,550	247,550

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance November 7, 2006 (date of Inception)	—	$—	—	$—	$—	$—	$—

Common stock issued for services			200,000	200	3,800		4,000

Net loss						(4,268)	(4,268)

Balance December 31, 2006	—	—	200,000	200	3,800	(4,268)	(268)

Common stock sold for cash			47,550	48	9,462		9,510

Capital contributed through forgiveness of debt					7,540		7,540

Net loss						(24,244)	(24,244)

Balance December 31, 2007	—	—	247,550	248	20,802	(28,512)	(7,462)

Capital contributed					23,228

Net loss						(50,580)	(50,580)

Balance December 31, 2008	—	—	247,550	248	44,030	(79,092)	(34,814)

Net loss						(59,377)	(59,377)

Balance December 31, 2009	—	—	247,550	248	44,030	(138,469)	(94,191)

Net loss						(63,319)	(63,319)

Balance December 31, 2010	—	—	247,550	248	44,030	(201,788)	(157,510)

Net loss						(68,327)	(68,327)

Balance December 31, 2011	—	—	247,550	248	44,030	(270,115)	(225,837)

Net loss						(69,929)	(69,929)

Balance December 31, 2012	—	$—	247,550	$248	$44,030	$(340,044)	$(295,766)

Net loss						(75,457)	(75,457)

Balance December 31, 2013	—	$—	247,550	$248	$44,030	$(415,501)	$(371,224)

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Accumulated from Inception
	Years Ended December 31,		(November 7, 2006)
	2013	2012	to December 31, 2013
Cash flows relating to operating activities
Net loss	$(75,457)	$(69,929)	$(415,501)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,382	(4,540)	2,302
Increase in accrued interest	16,496	13,255	50,305

Net cash used in operating activities	(56,659)	(61,214)	(362,894)

Cash flows relating to financing activities
Proceeds from loans – related party	56,695	61,214	318,616
Contribution to capital	—	—	30,768
Proceeds from issuance of common stock	—	—	13,510
Net cash provided by financing activities	56,659	61,214	362,894

Decrease in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
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
December 31, 2013 and 2012
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

During the years ended December 31, 2013 and 2012, there were no stock options granted or outstanding.

I. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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
December 31, 2013 and 2012
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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net losses. The Company had net losses of $75,457 and $69,929 for the years ended December 31, 2013 and 2012, respectively, and a stockholders’ deficit and working capital deficiency of $371,223 and $295,766 at December 31, 2013 and 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company is dependent on advances from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At December 31, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $318,616, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2014.

The Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The initial term of the Services Agreement was one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. The term of the Services Agreement has been extended to December 31, 2014. Total fees paid to FHM for the years ended December 31, 2013 and 2012 were $40,000 and $40,000, respectively.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
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

As of December 31, 2013 and 2012, we have provided a 100% valuation allowance for any deferred tax assets as management has detemined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards.

The components of the Company’s deferred tax asset as of December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carry forward	$145,410	$119,000
Valuation allowance	(145,410)	(119,000)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2013	2012
Tax at statutory rate (35%)	$(26,410)	$(24,100)
Increase in valuation allowance	26,410	24,100
Net deferred tax asset	$—	$—

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012
(audited)

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company’s financial statements contains the following classes of capital stock as of December 31, 2013:

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

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through March 11, 2014, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held
Geoffrey Alison	41	CEO, CFO President,Treasurer and Secretary since 2008

Geoffrey Alison has been CEO, CFO, President,Treasurer and Secretary of the Company since May 2008. He has been registered with the FINRA since 1999 and has worked as a general securities principal for various securities firms including Stock USA, Inc. (January 1999—October 2001) and Assent, LLC (November 2001—August 2004). From September 2004 through the present date, Mr. Alison has been a registered general securities principal with ECHOtrade, a Philadelphia Exchange member firm, as a securities trader for his own capital and benefit. From July 2003 through January 2005, he served as Chief Financial Officer, Secretary and a director of Intrac, Inc. (OTCBB:ITRD); from January 2005 through January 2006, he served as President, Secretary and a director of Cape Coastal Trading Corporation (OTCBB:CCTR) and he has served as President, Treasurer, Secretary and a director of Travel Hunt Holdings, Inc. (OTCBB:TVHT) since August 2007. In October 2002, Mr. Alison co-created Greenvest Industries, Inc. which manufactures pet products under the brand name Happy Tails Pet Beds. Mr. Alison is currently President and CEO of Greenvest Industries, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2013, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2013 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	200,000	80.80%
Portman House Hue Street St Helier Jersey JE4 5RP

Pershing LLC	16,760	6.80%
P.O. Box 2050 Jersey City, NJ 07303

Geoffrey Alison	0	0.00%
5000 Noeline Ave. Encino, CA 91316

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2013. All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2013, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2013, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $318,616, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2014.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2013 and 2012 were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and review of our interim financial statements for the first, second and third quarters of 2014 was approximately $5,000.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2013 or 2012.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2013 and 2012

•	Statements of Operations for the years ended December 31, 2013 and 2012 and the period from inception (November 7, 2006) to December 31, 2013 (audited)

•	Statements of Stockholders’ Deficit from inception (November 7, 2006) to December 31, 2013 (audited)

•	Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from inception (November 7, 2006) to December 31, 2013 (audited)

•	Notes to Financial Statements (audited)

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	EXHIBITS

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

Cyberspace Vita, Inc. (Registrant)

By	/s/ Geoffrey Alison
Geoffrey Alison President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	March 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Geoffrey Alison
Geoffrey Alison Sole Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date	March 15, 2014