Form 10-Q
period 2014-03-31
Cyberspace Vita, Inc.
filed 2014-05-13
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2014

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

Nevada _______________________ (State of organization)	14-1982491 ____________________________________ (I.R.S. Employer Identification No.)

56 Laenani Street

Haiku, HI 96708

________________________________________

(Address of principal executive offices)

(310) 396-1691

_______________________________________________

Registrant’s telephone number, including area code

______________________________________________

Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of May 13, 2014.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	MINE SAFETY DISCLOSURES
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	As of March 31, 2014	As of December 31, 2013
ASSETS

Current Assets
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$3,236	$2,302
Accrued interest, related party	54,898	50,305
Loans due to shareholders	334,418	318,616

Total current liabilities	392,552	371,223

TOTAL LIABILITIES	392,552	371,223

Stockholders' Deficit

Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.001 par value, 100,000,000 shares authorized; 247,550 shares outstanding as of March 31, 2014 and December 31, 2013)	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during development stage	(436,830)	(415,501)

Total stockholders' deficit	(392,552)	(371,223)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			November 7, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenues	$-	$-	-

Operating expenses
Professional fees	15,100	15,060	326,920
General and administrative	1,636	2,663	55,012

Operating Loss	16,736	17,723	381,932

Other Expenses
Interest expense-related party	4,593	3,755	54,898
Total other expenses	4,593	3,755	54,898

Net loss	$(21,329)	$(21,476)	(436,830)

Basic loss per share	$(0.09)	$(0.09)

Weighted average number of common shares outstanding - basic	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nov. 7, 2006 (Inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,329)	$(21,478)	$(436,830)
Changes in operating assets and liabilities:
Increase in accounts payable	934	5,772	3,236
Increase in accrued interest expense	4,593	3,755	54,898

Net cash used in operating activities	$(15,802)	$(11,951)	$(378,696)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans due to shareholders	15,802	11,951	334,418
Contributed capital	-	-	30,768
Proceeds from sale of common stock	-	-	13,510

Net cash provided by financing activities	15,802	11,951	378,696

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2013

Business description

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

March 31, 2014

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not commenced any business operations and has generated net losses of $436,830 from Inception (November 7, 2006) to March 31, 2014. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4.  RELATED PARTY TRANSACTIONS

At March 31, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $334,418, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2014.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2012) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended March 31, 2014 were $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2013.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013.

As of March 31, 2014, we have not generated any revenues.

	March 31, 2014	March 31, 2013	$ Change	% Change
Revenue	$ -	$ -	$ -	-%
Professional fees	15,100	15,060	40	0.0%
General & Administrative Interest Expense	1,636 4,593	2,663 3,755	(1,027) 838	(38.6%) 22.3%
Net Loss	$ (21,329)	$ (21,478)	(149)	(0.0)%

The Company’s operations for the quarter ended March 31, 2014 showed only nominal changes from its operations in the comparable quarter of 2013. Professional fees incurred in both the quarters ended March 31, 2014 and 2013 include $10,000 in management services fees paid to Fountainhead Capital Management Limited and fees paid to the Company’s registered accounting firm and legal counsel.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $15,802.

No stock was issued in the first quarter of 2014.

We had $0 cash on hand as of March 31, 2014 compared to $0 as of March 31, 2013. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $21,329 for the three months ended March 31, 2014, and a working capital deficiency of $392,552 at March 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

MINE SAFETY DISCLOSURES

Not applicable.

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

CYBERSPACE VITA, INC.

Date: May 13, 2014	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.