Form 10-Q
period 2014-06-30
Cyberspace Vita, Inc.
filed 2014-08-11
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer □	Accelerated Filer □	Non-Accelerated Filer □ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes  □ No

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of August 6, 2014.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4

.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013 (audited)

ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$6,783	$2,302
Accrued interest – related party	59,778	50,305
Loans – related party	345,418	318,616

Total current liabilities	411,979	371,223

Total liabilities	411,979	371,223

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	248	248
Additional paid-in capital	44,030	44,030
Deficit accumulated during the development stage	(456,257)	(415,501)

Total stockholders’ deficit	(411,979)	(371,223)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months ended June 30		Six Months ended June 30		Inception (Nov. 7, 2006) through June 30,
	2014	2013	2014	2013	2014

Revenues	$—	$—	$—	$—	$—
Operating expenses	—	—	—	—	—
Professional fees	12,440	12,150	27,540	27,210	339,360
General and administrative	2,107	1,504	3,743	4,167	57,119

Operating Loss	$(14,547)	$(13,654)	$(31,283)	$(31,377)	$(396,479)

Other expenses
Interest expense	4,880	3,975	9,473	7,730	59,778
Total other expenses	(4,880)	(3,975)	(9,473)	(7,730)	(59,778)

Net Loss	$(19,427)	$(17,629)	$(40,756)	$(39,107)	$(456,257)

Basic loss per share	$(0.08)	$(0.07)	$(0.16)	$(0.16)

Weighted average number of common shares outstanding – basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,		Inception (Nov. 7, 2006) through June 30,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(40,756)	$(39,107)	$(456,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	4,481	2,303	6,783
Increase in accrued interest expense	9,473	7,730	59,778

Net cash used in operating activities	(26,802)	(29,074)	(389,696)

Cash flows relating to financing activities
Proceeds from shareholder loans	26,802	29,074	345,418
Additional paid in capital	—	—	30,768
Proceeds from sale of common stock	—	—	13,510

Net cash provided by financing activities	26,802	29,074	389,696

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—
Supplemental cash flow information	—	—	—
Cash paid during period for interest	—	—	—
Cash paid during period for income taxes	—	—	—
Cash contributed from cancellation of common stock	$—	$—	$—

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014

(Unaudited)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2013.

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

June 30, 2014

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $456,257 from Inception (November 7, 2006) to June 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $345,418, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2014.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2014) and the

Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the quarter ended June 30, 2014 were $10,000.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to June 30, 2013

The following table summarizes the results of our operations during the three months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/2014 (unaudited)	6/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	14,547	13,654	893	6.5%
Net loss	(19,427)	(17,629)	1,798	10.2%
Loss per share of common stock	$(0.08)	$(0.07)	0.01	14.3%

We recorded a net loss of $19,427 for the three months ended June 30, 2014 as compared with a net loss of $17,629 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to June 30, 2013

The following table summarizes the results of our operations during the six months ended June 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/2014 (unaudited)	6/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	31,283	31,377	(94)	(0.2%)
Net loss	(40,756)	(39,107)	1,649	4.0%
Loss per share of common stock	$(0.16)	$(0.16)	0.00	0.0%

We recorded a net loss of $40,756 for the six months ended June 30, 2014 as compared with a net loss of $39,107 for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $11,000

No stock was issued in the first quarter of 2014.

We had $0 cash on hand as of June 30, 2014 compared to $0 as of June 30, 2013. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $19,427 for the three months ended June 30, 2014, and a working capital deficiency of $411,979 at June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101 SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CYBERSPACE VITA, INC.

Date: August 11, 2014	By:	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)