Form 10-Q
period 2014-09-30
Cyberspace Vita, Inc.
filed 2014-11-06
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes  ☐ No

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of November 5, 2014.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  MINE SAFETY DISCLOSURES

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,372	$2,302
Accrued interest — related party	65,002	50,305
Notes payable — related party	363,659	318,616

Total current liabilities	431,033	371,223

Total liabilities	431,033	371,223

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	248	248
Additional paid-in capital	44,030	44,030
Accumulated Deficit	(475,311)	(415,501)

Total stockholders’ deficit	(431,033)	(371,223)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—

Operating expenses	—	—	—	—
Professional fees	12,310	12,360	39,850	39,570
General and administrative	1,520	1,472	5,263	5,639

Operating Loss	$(13,830)	$(13,832)	$45,113)	$(45,209)

Other expenses
Interest expense	5,224	4,278	14,697	12,008
Total other expenses	(5,224)	(4,278)	(14,697)	(12,008)

Net Loss	$(19,054)	$(18,110)	$(59,810)	$(57,217)

Basic loss per share	$(0.08)	$(0.07)	$(0.24)	$(0.16)

Weighted average number of common shares outstanding — basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(59,810)	$(57,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	70	2,382
Increase in accrued interest- related party	14,697	12,008

Net cash used in operating activities	(45,043)	(42,827)

Cash flows relating to financing activities
Proceeds from shareholder loans	45,043	42,827

Net cash provided by financing activities	45,043	42,827

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental cash flow information	—	—
Cash paid during period for interest	—	—
Cash paid during period for income taxes	—	—
Cash contributed from cancellation of common stock	$—	$—

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

Notes to Financial Statements

September 30, 2014

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2013

Business description

The Company was incorporated under the laws of the State of Nevada on November 7, 2006. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to provide sales of vitamins and mineral supplements on the Internet.

The Company has raised certain capital in an attempt to commence operation, however it has not done so. The Company’s current business plan is to explore potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. As we have not yet commenced principal operations we consider ourselves a shell company.

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

Notes to Financial Statements

September 30, 2014

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

Recently adopted and pending accounting pronouncements

 In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial

CYBERSPACE VITA, INC.

Notes to Financial Statements

September 30, 2014

(Unaudited)

statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $475,311 from Inception (November 7, 2006) to September 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At September 30, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $363,659, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2013, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2014. Interest expense for the nine and three months ended September 30, 2014 were $14,697 and $5,224 respectively.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2014) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the nine and three months ended September 30, 2014 were $30,000 and $10,000 respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to September 30, 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2014 (unaudited)	9/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—	—	—	—
Operating expenses	13,830	13,832	(2)	(0.0%)
Net loss	(19,054)	(18,110)	944	5.2%
Loss per share of common stock	$(0.08)	$(0.07)	0.01	14.3%

We recorded a net loss of $19,054 for the three months ended September 30, 2014 as compared with a net loss of $18,110 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

The following table summarizes the results of our operations during the six months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	9/30/2014 (unaudited)	9/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—	—	—	—
Operating expenses	45,113	45,209	(96)	(0.2%)
Net loss	(59,810)	(57,217)	2,593	4.5%
Loss per share of common stock	$(0.24)	$(0.16)	0.08	50.0%

We recorded a net loss of $59,810 for the nine months ended September 30, 2014 as compared with a net loss of $57,217 for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $18,241.

No stock was issued in the third quarter of 2014.

We had $0 cash on hand as of September 30, 2014 compared to $0 as of September 30, 2013. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, has experienced recurring net operating losses, had a net loss of $19,054 for the three months ended September 30, 2014, and a working capital deficiency of $431,033 at September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CYBERSPACE VITA, INC.

Date: November 5, 2014	By	/s/ Geoffrey Alison
_____________________________ Geoffrey Alison
Director, CEO, President and Treasurer (Principal Financial Officer)