Form 10-K
period 2014-12-31
Cyberspace Vita, Inc.
filed 2015-03-27
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	14-1982491
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

41 Ulua Place
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 396-1691

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014)—$92,370.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 20, 2015): 247,550

Documents incorporated by reference: None.

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

As of December 31, 2014, the Company had no employees.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2014, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2014, the Company was not a party to any pending or threatened legal proceedings.

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

The following table shows the high and low prices of our common shares on the OTCQB for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2011 – March 31, 2011	$0.65	$0.65
April 1, 2011 – June 30, 2011	$3.00	$0.65
July 1, 2011 - September 30, 2011	$2.50	$2.30
October 1, 2011 - December 31, 2011	$2.30	$1.75
January 1, 2012-March 31, 2012	$1.75	$1.75
April 1, 2012-June 30, 2012	$1.75	$1.26
July 1, 2012-September 30, 2012	$1.26	$1.26
October 1, 2012-December 31, 2012	$1.26	$1.26
January 1, 2013-March 31, 2013	$1.26	$1.26
April 1, 2013-June 30, 2013	$1.26	$1.26
July 1, 2013-September 30, 2013	$1.26	$1.26
October 1, 2013-December 31, 2013	$1.26	$1.26
January 1, 2014-March 31, 2014	$1.26	$3.00
April 1, 2014-June 30, 2014	$3.00	$3.00
July 1, 2014-September 30, 2014	$3.00	$3.00
October 1, 2014-December 31, 2014	$1.50	$3.00

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $377,905 plus accrued interest of $70,502, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2014, the maturity date of the Note was extended to December 31, 2015.

Status of Outstanding Common Stock

As of December 31, 2014, we had a total of 247,550 shares of our common stock outstanding. Of these shares, 200,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	12/31/14	12/31/13	12/31/12
Revenues	$—	$—	$—
Net loss	$(79,585)	$(75,457)	$(69,929)
Net loss per share	$(0.32)	$(0.30)	$(0.28)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(450,808)	$(371,223)	$(295,766)
Total assets	$—	$—	$—
Total liabilities	$450,808	$371,223	$295,766

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Twelve Months Ended December 31, 2014 Compared to December 31, 2013

The following table summarizes the results of our operations during the fiscal years ended December 31, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/14 (audited)	12/31/13 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	59,389	58,961	428	0.7%
Interest expnse	20,197	16,496	3,701	22.4%
Net loss	(79,585)	(75,457)	4,128	5.5%
Loss per share of common stock	(0.32)	(0.30)	0.02	6.7%

We incurred a net loss of $79,585 for the fiscal year ended December 31, 2014 as compared with a net loss of $75,457 for the fiscal year ended December 31, 2013. The loss is primarily due to professional fees related to the cost of compliance with filing requirements. The increase in the loss is due primarily to an increase in interest expense.

Liquidity and Capital Resources

As of December 31, 2014, we had no assets, a working capital deficit of $450,808 and an accumulated deficit during the development stage of $495,086 through December 31, 2014. Our operating activities used $59,289 in cash for the fiscal year ended December 31, 2014, while our oprating activities for the fiscal year ended December 31, 2013 used $56,659 in cash. We earned no revenue during the fiscal year ended December 31, 2014 or 2013.

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

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2014 and 2013 and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Cyberspace Vita, Inc.:

We have audited the accompanying balance sheet of Cyberspace Vita, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $495,086 since inception. As of December 31, 2014, the Company had a working capital deficit of $450,808. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon working capital advances provided by the Company’s majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

/s/ Paritz & Co., P.A.

Paritz & Co., P.A.

Hackensack, NJ

February 18, 2015

Cyberspace Vita, Inc.

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,402	$2,302
Accrued interest- related party	70,502	50,305
Note - related party	377,905	318,616

Total current liabilities	450,808	371,223

Total liabilities	450,808	371,223

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	248	248
Additional paid-in capital	44,030	44,030
Accumulated Deficit	(495,086)	(415,501)

Total stockholders’ deficit	(450,808)	(371,223)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

Statements of Operations

	2014	2013
Revenue	$—	$—

Expenses:
General and administrative	7,199	7,111
Professional fees(includes $40,000 fees paid to a related party)	52,190	51,850

Total operating expenses	59,389	58,961

Other expenses
Interest expense- related party	20,197	16,496

Net loss	$(79,585)	$(75,457)

Net loss per common share	$(0.32)	$(0.30)

Weighted average number of common shares	247,550	247,550

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita Inc.

Statement of Stockholders’ Deficit

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance January 1, 2013	—	—	247,550	248	$44,030	(340,044)	(295,766)

Net loss						(75,457)	(75,457)

Balance December 31, 2013	—	—	247,550	248	44,030	(415,501)	(371,224)

Net loss						(79,585)	(79,585)

Balance December 31, 2014	—	$—	247,550	$248	$44,030	$(495,086)	$(450,808)

The accompanying notes are an integral part of these financial statements.

Cyberspace Vita, Inc.

Statements of Cash Flows

	2014	2013
Cash flows relating to operating activities
Net loss	$(79,586)	$(75,457)
Changes in operating assets and liabilities:
Increase in accrued interest- related party	20,197	16,496
Increase (decrease) in accounts payable	100	2,302

Net cash used in operating activities	(59,289)	(56,659)

Cash flows relating to financing activities
Proceeds from loans - related party	59,289	56,659

Net cash provided by financing activities	59,289	56,659

Decrease in cash	—	—
Cash, beginning of year	—

Cash, end of year	$—	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company’s financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States. Effective December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

December 31, 2014 and 2013

(audited)

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

E. INCOME TAXES

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

During the years ended December 31, 2014 and 2013, there were no stock options granted or outstanding.

H. FAIR VALUE MEASUREMENTS

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

December 31, 2014 and 2013

(audited)

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

I. NEW ACCOUNTING PRONOUNCEMENTS

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

Recently adopted and pending accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. The Company has elected early adoption of this ASU.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

(audited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $495,086 since inception. As of December 31, 2014, the Company had a working capital deficit of $450,808. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon working capital advances provided by the Company’s majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

NOTE 4. RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company had a Note outstanding from a shareholder in the aggregate amount of $377,905, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2014, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2015.

The Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The initial term of the Services Agreement was one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. The term of the Services Agreement has been extended to December 31, 2015. Total fees paid to FHM for the years ended December 31, 2014 and 2013 were $40,000 and $40,000, respectively.

NOTE 5. INCOME TAXES

As of December 31, 2014 and 2013, we have provided a 100% valuation allowance for all deferred tax assets as management has detemined that it is more-likely-than-not that we will not realize the use of our net operating loss carryforwards.

The components of the Company’s deferred tax asset as of December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forward	$173,265	$145,410
Valuation allowance	(173,265)	(145,410)
Net deferred tax asset	$—	$—

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

(audited)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2014	2013
Tax at statutory rate (35%)	$(27,855)	$(26,410)
Increase in valuation allowance	27,855	26,410
Net deferred tax asset	$—	$—

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company’s financial statements contains the following classes of capital stock as of December 31, 2014:

* Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0- shares issued and outstanding.

* Common stock, $0.001 par value: 100,000,000 shares authorized; 247,550 shares issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and no events subsequent to December 31, 2014 were noted that need to be disclosed.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held

Geoffrey Alison	42	CEO, CFO President,Treasurer and Secretary since 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2014, all reports required to be filed were filed on a timely basis.

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

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2014 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	200,000	80.80%
Portman House Hue Street St Helier Jersey JE4 5RP

Pershing LLC	16,760	6.80%
P.O. Box 2050 Jersey City, NJ 07303

Geoffrey Alison	0	0.00%
5000 Noeline Ave. Encino, CA 91316

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2014. All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2014, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2014, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $377,905, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2014, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2015.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2014 and 2013 were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2015.

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

Director Independence

Since May 5, 2008, Geoffrey Alison has been the sole director of the Company. Mr. Alison is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The OTCQB does not require that a majority of the board be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 and review of our interim financial statements for the first, second and third quarters of 2015 was approximately $5,000.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2014 or 2013.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2014, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2014 and 2013 (audited)

•	Statements of Operations for the years ended December 31, 2014 and 2013 (audited)

•	Statements of Stockholders’ Deficit from inception (November 7, 2006) to December 31, 2014 (audited)

•	Statements of Cash Flows for the years ended December 31, 2014 and 2013 (audited)

•	Notes to Financial Statements (audited)

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
March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Geoffrey Alison

Geoffrey Alison
Sole Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date
March 20, 2015