Form 10-Q
period 2015-03-31
Cyberspace Vita, Inc.
filed 2015-05-14
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2015

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

41 Ulua Place
Haiku, HI 96708

(Address of principal executive offices)

(310) 396-1691

Registrant’s telephone number, including area code

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes ☐ No

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of May 10, 2015.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.
Balance Sheets
(Unaudited)

		December 31,
	March 31, 2015	2014
ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$4,925	$2,402
Accrued interest – related party	76,093	70,502
Notes payable – related party	392,294	377,905

Total current liabilities	473,312	450,808

Total liabilities	473,312	450,808

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares
authorized, no shares issued and outstanding at March 31,
2015 and December 31, 2014, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares
authorized, 247,550 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	248	248
Additional paid-in capital	44,030	44,030
Accumulated Deficit	(517,590)	(495,086)
Total stockholders’ deficit	(473,312)	(450,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months ended
	March 31
	2015	2014
Revenues	$-	$-

Operating expenses	-	-
Professional fees	5,350	5,100
Management fees - related party	10,000	10,000
General and administrative	1,563	1,636
Total operating expenses	16,913	16,736

Operating Loss	$(16,913)	$(16,736)

Other expenses
Interest expense - related party	5,591	4,593
Total other expenses	(5,591)	(4,593)

Net Loss	$(22,504)	$(21,329)

Basic loss per share	$(0.09)	$(0.09)

Weighted average number of
common shares outstanding -
basic	247,550	247,550

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(22,504)	$(21,329)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in accounts payable	2,524	934
Increase in accrued interest-related party	5,591	4,593

Net cash used in operating activities	(14,389)	(15,802)

Cash flows relating to financing activities
Proceeds from shareholder loans	14,389	15,802

Net cash provided by financing activities	14,389	15,802

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-
Supplemental cash flow information	-	-
Cash paid during period for interest	-	-
Cash paid during period for income taxes	-	-

Cash contributed from cancellation of common
stock	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
Notes to Financial Statements
March 31, 2015
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2014.

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

CYBERSPACE VITA, INC.
Notes to Financial Statements
March 31, 2015
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective July 31, 2014.

CYBERSPACE VITA, INC.
Notes to Financial Statements
March 31, 2015
(Unaudited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $517,590 from Inception (November 7, 2006) to March 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is dependent on loans from its principal shareholders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 4. RELATED PARTY TRANSACTIONS

At March 31, 2015, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $392,294, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2014, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2015. Interest expense for the three months ended March 31, 2015 was $5,591.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2014) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the three months ended March 31, 2015 were $10,000.

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events:

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to March 31, 2014

The following table summarizes the results of our operations during the three months ended March 31, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

	3/31/2015	3/31/2014		Percentage
Line Item	(unaudited)	(unaudited)	Increase	Increase
Revenues	—	—	—	—
Operating expenses	16,973	16,736	237	1.4%
Net loss	(22,504)	(21,329)	1,175	5.5%
Loss per share of common
stock	$(0.09)	$(0.09)	—	—

We recorded a net loss of $22,504 for the three months ended March 31, 2015 as compared with a net loss of $21,329 for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $14,389.

No stock was issued in the first quarter of 2015.

We had $0 cash on hand as of March 31, 2015 compared to $0 as of March 31, 2014. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, has experienced recurring net operating losses, had a net loss of $22,504 for the three months ended March 31, 2015, and a working capital deficiency of $473,312 at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CYBERSPACE VITA, INC.

Date: May 12, 2015	By	/s/ Geoffrey Alison
Geoffrey Alison
Director, CEO, President and Treasurer
(Principal Financial Officer)