Form 10-K
period 2015-12-31
Cyberspace Vita, Inc.
filed 2016-03-30
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such les). Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated	Accelerated	Non-Accelerated Filer ☐ (Do not check if a	Smaller Reporting Company ☑
Filer ☐	Filer ☐	smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015)—$47,550.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 29, 2016): 247,550

Documents incorporated by reference: None.

PART I

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

Employees

As of December 31, 2015, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2015, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2015, the Company was not a party to any pending or threatened legal proceedings.

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

The following table shows the high and low prices of our common shares on the OTCQB for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2012-March 31, 2012	$1.75	$1.75
April 1, 2012-June 30, 2012	$1.75	$1.26
July 1, 2012-September 30, 2012	$1.26	$1.26
October 1, 2012-December 31, 2012	$1.26	$1.26
January 1, 2013-March 31, 2013	$1.26	$1.26
April 1, 2013-June 30, 2013	$1.26	$1.26
July 1, 2013-September 30, 2013	$1.26	$1.26
October 1, 2013-December 31, 2013	$1.26	$1.26
January 1, 2014-March 31, 2014	$1.26	$3.00
April 1, 2014-June 30, 2014	$3.00	$3.00
July 1, 2014-September 30, 2014	$3.00	$3.00
October 1, 2014-December 31, 2014	$1.50	$3.00
January 1, 2015-March 31, 2015	$1.00	$1.00
April 1, 2015-June 30, 2015	$1.00	$1.00
July 1, 2015-September 30, 2015	$1.00	$1.00
October 1, 2015-December 31, 2015	$1.00	$1.00

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2015, the Company had loans and notes outstanding from a related party (Fountainhead Capital Management Limited) in the aggregate amount of $434,369 plus accrued interest of $94,360, which represents amounts loaned to the Company to pay the Company's operating expenses. On December 31, 2015, the maturity date of the Note was extended to December 31, 2016.

Status of Outstanding Common Stock

As of December 31, 2015, we had a total of 247,550 shares of our common stock outstanding. Of these shares, 200,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended

	12/31/15	12/31/14	12/31/13
Revenues	$-	$-	$-
Net loss	$(83,177)	$(79,585)	$(75,457)
Net loss per share	$(0.34)	$(0.32)	$(0.30)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(533,985)	$(450,808)	$(371,223)
Total assets	$-	$-	$-
Total liabilities	$533,985	$450,808	$371,223

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

Results of Operations

Twelve Months Ended December 31, 2015 Compared to December 31, 2014

The following table summarizes the results of our operations during the fiscal years ended December 31, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

				Percentage
	12/31/15	12/31/14	Increase	Increase
Line Item	(audited)	(audited)	(Decrease)	(Decrease)
Revenues	$0	$0	$0	0.0%
Operating expenses	56,319	59,389	(3,070)	(5.2%)
Interest expense	23,858	20,197	3,661	18.1%
Net loss	(83,177)	(79,585)	3,592	4.5%
Loss per share of common
stock	(0.34)	(0.32)	0.02	6.3%

We incurred a net loss of $83,177 for the fiscal year ended December 31, 2015 as compared with a net loss of $79,585 for the fiscal year ended December 31, 2014. The loss is primarily due to professional fees related to the cost of compliance with filing requirements. The increase in interest expense resulted from additional advances to the Company from Fountainhead Capital Management Limited (a related party). The Company also pays Fountainhead Capital Management Limited an annual management fee of $40,000.

Liquidity and Capital Resources

As of December 31, 2015, we had no assets, a working capital deficit of $533,985 and an accumulated deficit of $578,263 through December 31, 2015. Our operating activities used $56,464 in cash for the fiscal year ended December 31, 2015, while our operating activities for the fiscal year ended December 31, 2014 used $59,289 in cash. We earned no revenue during the fiscal year ended December 31, 2015 or 2014.

Management believes that the Company will require a cash infusion of at least $50,000 for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies (to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2015, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $434,369 plus accrued interest, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2015, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2015 and 2014 and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cyberspace Vita, Inc.:

We have audited the accompanying balance sheet of Cyberspace Vita, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenue and has accumulated losses of $578,263 since inception. As of December 31, 2015, the Company had a working capital deficit of $533,985. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.

Paritz & Co., P.A.
Hackensack, NJ
March 24, 2016

Cyberspace Vita, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,256	$2,402
Accrued interest- related party	94,360	70,502
Note payable- related party	434,369	377,905

Total current liabilities	533,985	450,808

Total liabilities	533,985	450,808

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and
December 31, 2014	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
247,550 shares issued and outstanding at December 31, 2015 and
December 31, 2014	248	248
Additional paid-in capital	44,030	44,030
Accumulated Deficit	(578,263)	(495,086)

Total stockholders’ deficit	(533,985)	(450,808)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

Cyberspace Vita, Inc.
Statements of Operations

	2015	2014
Revenue	$-	$-

Expenses:
General and administrative	6,849	7,199
Professional fees	12,470	12,190
Management fee payable to related party	40,000	40,000

Total operating expenses	59,319	59,389

Other expenses
Interest expense- related party	23,858	20,197

Net Loss before income taxes	$(83,177)	$(79,585)

Provision for income taxes	0	0

Net Loss	$(83,177)	$(79,585)

Net loss per common share	$(0.34)	$(0.32)

Weighted average number of common shares	247,550	247,550

See accompanying notes to financial statements.

Cyberspace Vita Inc.

Statement of Stockholders’ Deficit

					Additional
	Preferred	Preferred	Common	Common	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1,	-	-	247,550	248	$44,030	(340,044)	(295,766)
2013

Net loss						(75,457)	(75,457)

Balance	-	-	247,550	248	44,030	(415,501)	(371,224)
December 31,
2013

Net loss						(79,585)	(79,585)

Balance	-	$-	247,550	$248	$44,030	$(495,086)	$(450,808)
December 31,
2014

Net loss						(83,177)	(83,177)

Balance	-	$-	247,550	$248	$44,030	$(578,263)	$(533,985)
December 31,
2015

See accompanying notes to financial statements.

Cyberspace Vita, Inc.
Statements of Cash Flows

	2015	2014
Cash flows relating to operating activities
Net loss	$(83,177)	$(79,586)
Changes in operating assets and liabilities:
Increase in accrued interest- related party	23,858	20,197
Increase (decrease) in accounts payable	2,855	100

Net cash used in operating activities	(56,464)	(59,289)

Cash flows relating to financing activities
Proceeds from loans - related party	56,464	59,289

Net cash provided by financing activities	56,464	59,289

Decrease in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
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

A. BASIS OF PRESENTATION

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
December 31, 2015 and 2014
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

During the years ended December 31, 2015 and 2014, there were no stock options granted or outstanding.

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
December 31, 2015 and 2014
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

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
(audited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $578,263 since inception. As of December 31, 2015, the Company had a working capital deficit of $533,985. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon working capital advances provided by the Company's majority shareholder. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

NOTE 4. RELATED PARTY TRANSACTIONS

At December 31, 2015, the Company had a Note outstanding from a related party (Fountainhead Capital Management Limited in the aggregate amount of $434,369, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company's operating expenses. On December 31, 2015, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2016.

The Company entered into a Services Agreement with a related party (Fountainhead Capital Management Limited (“FHM”)), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The initial term of the Services Agreement was one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. The term of the Services Agreement has been extended to December 31, 2016. Total fees paid to FHM for the years ended December 31, 2015 and 2014 were $40,000 and $40,000, respectively.

NOTE 5. INCOME TAXES

The components of the Company's deferred tax asset as of December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forward	$202,377	$173,265
Valuation allowance	(202,377)	(173,265)
Net deferred tax asset	$-	$-

CYBERSPACE VITA, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014
(audited)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2014	2013
Tax at statutory rate (35%)	$(29,112)	$(27,855)
Increase in valuation allowance	29,112	27,855
Net deferred tax asset	$-	$-

The Company has approximately $479,553 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2015, the Company has no unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances. The Company has not accrued any interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

NOTE 6. STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company’s financial statements contains the following classes of capital stock as of December 31, 2015:

* Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0- shares issued and outstanding.

* Common stock, $0.001 par value: 100,000,000 shares authorized; 247,550 shares issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these financial statements were issued and no events subsequent to December 31, 2015 have occurred that require recognition or disclosure to the financial statements.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2015, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held

Alexander	31	CEO, CFO
Diener		President,Treasurer
		and Secretary since
		2015

Alexander Diener is a ten-year veteran with the United States Marine Corps, having achieved the rank of Captain and being selected to be promoted to the rank of Major in 2016. He previously served 2 ½ years in the Colorado National Guard while attending the University of Colorado. During his tenure in the Marine Corps, he served in various command and operations capacities to include executive officer and commander of an artillery battery consisting of approximately 100 Marines. He deployed overseas with the Marines on several occasions, including an 11-month deployment to Anbar Province, Iraq. He is currently a third year law student at California Western School of Law expecting to graduate with a Juris Doctor degree in April 2016, following which he intends to pursue the practice of law. He currently serves in the U.S. Marine Corps Reserve. He has a B.A. from the University of Colorado (History), a M.A. from the University of Oklahoma (International Relations).

Mr. Diener devotes less than 5% of his business time to the affairs of the Company. The time Mr. Diener spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Diener, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2015, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Currently Mr. Diener is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Diener serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Alexander Diener, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Diener may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

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

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name	Owned(1)	Shares(1)
Fountainhead Capital Management Limited	200,000	80.80%
Portman House
Hue Street
St Helier
Jersey JE4 5RP

Pershing LLC	16,760	6.80%
P.O. Box 2050
Jersey City, NJ 07303

Alexander Diener	0	0.00%
869 1/2 J Ave
Coronado CA 92118

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2015. All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2015, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2015, the Company had loans and notes outstanding from a related party (Fountainhead Capital Management Limited) in the aggregate amount of $434,369, which represents amounts loaned to the Company to pay the Company's operating expenses. On December 31, 2015, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2016.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2015 and 2014 were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2016.

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

Director Independence

Since August 4, 2015, Alexander Diener has been the sole director of the Company. Mr. Diener is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The OTCQB does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2015 and review of our interim financial statements for the first, second and third quarters of 2016 were $6,970.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2015 or 2014.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2015, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm
●	Balance Sheets as of December 31, 2015 and 2014 (audited)
●	Statements of Operations for the years ended December 31, 2015 and 2014 (audited)
●	Statements of Stockholders’ Deficit from January 1, 2013 to December 31, 2015 (audited)
●	Statements of Cash Flows for the years ended December 31, 2015 and 2014 (audited)
●	Notes to Financial Statements (audited)

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101 SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberspace Vita, Inc.
(Registrant)

By
/s/ Alexander Diener

Alexander Diener
President, Chief Executive Officer, Chief
Financial Officer and Principal Accounting
Officer

Date
March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Alexander Diener

Alexander Diener
Sole Director, President, Principal
Executive Officer, Principal Financial
Officer and Principal Accounting Officer

Date
March 29, 2016