Form 10-Q
period 2016-03-31
Cyberspace Vita, Inc.
filed 2016-05-13
CIK 1381240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2016

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

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of May 10, 2016.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.
Balance Sheets
(Unaudited)

		December 31,
	March 31, 2016	2015
ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$4,048	$5,256
Accrued interest – related party	100,859	94,360
Notes payable – related party	452,674	434,369

Total current liabilities and liabilities	557,581	533,985

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares
authorized, no shares issued and outstanding at March 31,
2016 and December 31, 2015, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares
authorized, 247,550 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	248	248
Additional paid-in capital	44,030	44,030
Accumulated Deficit	(601,859)	(578,263)
Total stockholders’ deficit	(557,581)	(533,985)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months ended
	March 31
	2016	2015
Revenues	$-	$-

Operating expenses	-	-
Professional fees	5,350	5,350
Management Fees-related party	10,000	10,000
General and administrative	1,747	1,563

Operating Loss	$(17,097)	$(16,913)

Other expenses
Interest expense—related
party	6,499	5,591
Net Loss	$(23,596)	$(22,504)

Basic loss per share	$(0.10)	$(0.09)

Weighted average number of
common shares outstanding -
basic	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(23,596)	$(22,504)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (Decrease) in accounts payable	(1,208)	2,524
Increase in accrued interest-related party	6,499	5,591

Net cash used in operating activities	(18,305)	(14,389)

Cash flows relating to financing activities
Proceeds from shareholder loans	18,305	14,389

Net cash provided by financing activities	18,305	14,389

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-
Supplemental cash flow information	-	-
Cash paid during period for interest	-	-
Cash paid during period for income taxes	-	-
Cash contributed from cancellation of common
stock	$-	$-

See accompanying notes to financial statements

CYBERSPACE VITA, INC.
Notes to Financial Statements
March 31, 2016
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2015.

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

CYBERSPACE VITA, INC.
Notes to Financial Statements
March 31, 2016
(Unaudited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $601,859 during the period of November 7, 2006 (inception) to March 31, 2016 and has a stockholders’ deficit of $557,581 as of March 31, 2016. These conditions, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

NOTE 4. RELATED PARTY TRANSACTIONS

At March 31, 2016, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $452,674, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2015, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2016. Interest expense for the three months ended March 31, 2016 was $6,499.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2016) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the three months ended March 31, 2016 was $10,000.

NOTE 5. INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets which consist of net operating loss carry forwards.

As of March 31, 2016, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2016 and 2015. The tax years 2012–2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Overview

We are presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-K for the fiscal year ending 2015.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to March 31, 2015

The following table summarizes the results of our operations during the three months ended March 31, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

				Percentage
	3/31/2015	3/31/2015	Increase	Increase
Line Item	(unaudited)	(unaudited)	(Decrease)	(Decrease)
Revenues	—	—	—	—
Operating expenses	17,097	16,913	184	1.1%
Net loss	(23,596)	(22,504)	1092	4.9%
Loss per share of common
stock	$(0.10)	$(0.09)	$0.01	11.1%

We recorded a net loss of $23,596 for the three months ended March 31, 2016 as compared with a net loss of $22,504 for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $18,305.

We had $0 cash on hand as of March 31, 2016 compared to $0 as of March 31, 2015. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, has experienced recurring net operating losses, had a net loss of $23,596 for the three months ended March 31, 2016, and a working capital deficiency of $557,581 at March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

CYBERSPACE VITA, INC.

Date: May 10, 2016	By	/s/ Alexander Diener
Alexander Diener

Director, CEO, President and Treasurer
(Principal Executive and Financial Officer)