Form 10-Q
period 2016-09-30
Cyberspace Vita, Inc.
filed 2016-11-14
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2016

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

41 Ulua Place

Haiku, HI 96708

(Address of principal executive offices)

(310) 396-1691

Registrant’s telephone number, including area code

Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 247,550 shares of common stock outstanding as of November 14, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CYBERSPACE VITA, INC.

Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,656	$5,256
Accrued interest – related party	114,646	94,360
Notes payable – related party	480,636	434,369

Total current liabilities and liabilities	599,938	533,985

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	248	248
Additional paid-in capital	44,030	44,030
Accumulated Deficit	(644,216)	(578,263)
Total stockholders’ deficit	(599,938)	(533,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses	-	-	-	-
Professional fees	2,340	2,420	10,960	10,130
Management Fees-related party	10,000	10,000	30,000	30,000
General and administrative	1,496	1,487	4,707	4,530

Operating Loss	$(13,836)	$(13,907)	$(45,667)	$(44,660)

Other expenses
Interest expense—related party	7,014	6,099	20,286	17,558
Net Loss	$(20,850)	$(20,006)	$(65,953)	$(62,218)

Basic loss per share	$(0.08)	$(0.08)	$(0.27)	$(0.25)

Weighted average number of common shares outstanding - basic	247,550	247,550	247,550	247,550

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(65,953)	$(62,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	(600)	5,980
Increase in accrued interest- related party	20,286	17,558

Net cash used in operating activities	(46,267)	(38,680)

Cash flows relating to financing activities
Proceeds from shareholder loans	46,267	38,680

Net cash provided by financing activities	46,267	38,680

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-
Supplemental cash flow information	-	-
Cash paid during period for interest	-	-
Cash paid during period for income taxes	-	-
Cash contributed from cancellation of common stock	$-	$-

See accompanying notes to financial statements

CYBERSPACE VITA, INC.

Notes to Financial Statements

September 30, 2016

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2015.

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

CYBERSPACE VITA, INC.

Notes to Financial Statements

September 30, 2016

(Unaudited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $644,216 during the period of November 7, 2006 (inception) to September 30, 2016 and has a stockholders’ deficit of $599,938 as of September 30, 2016. These conditions, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on working capital advances being provided by the Company’s majority shareholder for its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

NOTE 4. RELATED PARTY TRANSACTIONS

At September 30, 2016, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $480,636, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2015, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2016. Interest expense for the three months ended September 30, 2016 was $7,014.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The original term of the Services Agreement was one year (and it has been extended to the end of fiscal year 2016) and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the three months ended September 30, 2016 was $10,000.

NOTE 5. INCOME TAXES

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets which consist of net operating loss carry forwards.

As of September 30, 2016, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended September 30, 2016 and 2015. The tax years 2012–2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to September 30, 2015

The following table summarizes the results of our operations during the three months ended September 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2016 (unaudited)	9/30/2015 (unaudited)	Increase/ (Decrease	Percentage Increase/ Decrease

Revenues	—	—	—	—
Operating expenses	13,836	13,907	(71)	(0.5%)
Net loss	(20,850)	(20,006)	(844)	4.2%
Loss per share of common stock	$(0.08)	$(0.08)	$0.00	0.0%

We recorded a net loss of $20,850 for the three months ended September 30, 2016 as compared with a net loss of $20,006 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to September 30, 2015

The following table summarizes the results of our operations during the nine months ended September 30, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2016 (unaudited)	9/30/2015 (unaudited)	Increase/ (Decrease	Percentage Increase/ Decrease

Revenues	—	—	—	—
Operating expenses	45,667	44,660	1,007	2.3%
Net loss	(65,953)	(62,218)	(3,735)	6.0%
Loss per share of common stock	$(0.27)	$(0.25)	($0.02)	8.0%

We recorded a net loss of $65,953 for the nine months ended September 30, 2016 as compared with a net loss of $62,218 for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from a loan from a shareholder in the amount of $16,962.

We had $0 cash on hand as of September 30, 2016 compared to $0 as of September 30, 2015. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, has experienced recurring net operating losses, had a net loss of $20,850 for the three months ended September 30, 2016, and a working capital deficiency of $599,938 at September 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CYBERSPACE VITA, INC.

Date: November 14, 2016	By:	/s/ Alexander Diener
Alexander Diener
Director, CEO, President and Treasurer (Principal Executive and Financial Officer)

