Form 10-K
period 2016-12-31
Cyberspace Vita, Inc.
filed 2017-03-28
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-141929

CYBERSPACE VITA, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	14-1982491
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

41 Ulua Place
Haiku, HI	96708
(Address of principal executive offices)	(Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such les) Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016)—$45,648.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 27, 2017): 247,550

Documents incorporated by reference: None.

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

Employees

As of December 31, 2016, the Company had no employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

As of December 31, 2016, the Company did not own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2016, the Company was not a party to any pending or threatened legal proceedings.

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

The following table shows the high and low prices of our common shares on the OTCQB for each quarter since our common stock began to trade on the OTC Bulletin Board in January 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2012-March 31, 2012	$1.75	$1.75
April 1, 2012-June 30, 2012	$1.75	$1.26
July 1, 2012-September 30, 2012	$1.26	$1.26
October 1, 2012-December 31, 2012	$1.26	$1.26
January 1, 2013-March 31, 2013	$1.26	$1.26
April 1, 2013-June 30, 2013	$1.26	$1.26
July 1, 2013-September 30, 2013	$1.26	$1.26
October 1, 2013-December 31, 2013	$1.26	$1.26
January 1, 2014-March 31, 2014	$1.26	$3.00
April 1, 2014-June 30, 2014	$3.00	$3.00
July 1, 2014-September 30, 2014	$3.00	$3.00
October 1, 2014-December 31, 2014	$1.50	$3.00
January 1, 2015-March 31, 2015	$1.00	$1.00
April 1, 2015-June 30, 2015	$1.00	$1.00
July 1, 2015-September 30, 2015	$1.00	$1.00
October 1, 2015-December 31, 2015	$1.00	$1.00
January 1, 2016-March 31, 2016	$1.00	$1.00
April 1, 2016-June 30, 2016	$1.00	$0.96
July 1, 2016-September 30, 2016	$0.96	$0.96
October 1, 2016-December 31, 2016	$0.96	$0.50

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2016, the Company had loans and notes outstanding from a related party (Fountainhead Capital Management Limited) in the aggregate amount of $496,611 plus accrued interest of $121,916, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2016, the maturity date of the Note was extended to December 31, 2017.

Status of Outstanding Common Stock

As of December 31, 2016, we had a total of 247,550 shares of our common stock outstanding. Of these shares, 200,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 247,550 shares of our common stock to approximately 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended

	12/31/16	12/31/15	12/31/14
Revenues	$-	$-	$-
Net loss	$(88,038)	$(83,177)	$(79,585)
Net loss per share	$(0.36)	$(0.34)	$(0.32)
Weighted average no. shares	247,550	247,550	247,550
Stockholders’ deficit	$(622,023)	$(533,985)	$(450,808)
Total assets	$-	$-	$-
Total liabilities	$622,023	$533,985	$450,808

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

Results of Operations

Twelve Months Ended December 31, 2016 Compared to December 31, 2015

The following table summarizes the results of our operations during the fiscal years ended December 31, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/16 (audited)	12/31/15 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating expenses	60,482	59,319	1,163	1.9%
Interest expense	27,556	23,858	3,698	15.5%
Net loss	(88,038)	(83,177)	4,861	5.8%
Loss per share of common stock	(0.36)	(0.34)	0.02	5.9%

We incurred a net loss of $88,038 for the fiscal year ended December 31, 2016 as compared with a net loss of $83,177 for the fiscal year ended December 31, 2015. The loss is primarily due to professional fees related to the cost of compliance with filing requirements. The increase in interest expense resulted from additional advances to the Company from Fountainhead Capital Management Limited (a related party). The Company also pays Fountainhead Capital Management Limited an annual management fee of $40,000.

Liquidity and Capital Resources

As of December 31, 2016, we had no assets, a working capital deficit of $622,023 and an accumulated deficit of $666,301 through December 31, 2016. Our operating activities used $62,242 in cash for the fiscal year ended December 31, 2016, while our operating activities for the fiscal year ended December 31, 2015 used $56,464 in cash. We earned no revenue during the fiscal year ended December 31, 2016 or 2015.

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

At December 31, 2016, the Company had loans and notes outstanding from a shareholder in the aggregate amount of $480,636 plus accrued interest, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2016, the Payee under the Note and the Company agreed that the Due Date of the Note would be extended to December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2016 and 2015 and the report thereon of Paritz & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cyberspace Vita, Inc.

We have audited the accompanying balance sheets of Cyberspace Vita, Inc. as of December 31, 2016 and 2015, and the related statements of income, stockholders’ deficit, and cash flows for the years then ended. Cyberspace Vita’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberspace Vita, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenue and has accumulated losses of $666,301 since inception. As of December 31, 2016, the Company had a working capital deficit of $622,023. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.
Hackensack, NJ
March 27, 2017

Cyberspace Vita, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,496	$5,256
Accrued interest- related party	121,916	94,360
Note payable- related party	496,611	434,369

Total current liabilities	622,023	533,985

Total liabilities	622,023	533,985

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 247,550 shares issued and outstanding at December 31, 2016 and December 31, 2015	248	248
Additional paid-in capital	44,030	44,030
Accumulated Deficit	(666,301)	(578,263)

Total stockholders’ deficit	(622,023)	(533,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

Cyberspace Vita, Inc.

Statements of Operations

	2016	2015

Revenue	$-	$-

Expenses:
General and administrative	8,232	6,849
Professional fees	12,250	12,470
Management fee payable to related party	40,000	40,000

Total operating expenses	60,482	59,319

Other expenses
Interest expense- related party	27,556	23,858

Net loss before tax	$(88,038)	$(83,177)

Provision for tax	0	0

Net Loss	$(88,038)	$(83,177)

Net loss per common share	$(0.36)	$(0.34)

Weighted average number of common shares	247,550	247,550

See accompanying notes to financial statements.

Cyberspace Vita Inc.

Statement of Stockholders’ Deficit

					Additional
	Preferred	Preferred	Common	Common	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	-	-	247,550	248	$44,030	(415,501)	(371,224)

Net loss						(79,585)	(79,585)

Balance December 31, 2014	-	-	247,550	248	44,030	(495,086)	(450,808)

Net loss						(83,177)	(83,177)

Balance December 31, 2015	-	$-	247,550	$248	$44,030	$(578,263)	$(533,985)

Net loss						(88,038)	(88,038)

Balance December 31, 2016	-	$-	247,550	$248	$44,030	$(666,301)	$(622,023)

See accompanying notes to financial statements.

Cyberspace Vita, Inc.

Statements of Cash Flows

	2016	2015

Cash flows relating to operating activities
Net loss	$(88,038)	$(83,177)
Changes in operating assets and liabilities:
Increase in accrued interest- related party	27,556	23,858
Increase (decrease) in accounts payable	(1,760)	2,855

Net cash used in operating activities	(62,242)	(56,464)

Cash flows relating to financing activities
Proceeds from loans - related party	62,242	56,464

Net cash provided by financing activities	62,242	56,464

Decrease in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

During the years ended December 31, 2016 and 2015, there were no stock options granted or outstanding.

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

December 31, 2016 and 2015

(audited)

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

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(audited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue and has accumulated losses of $666,301 since inception. As of December 31, 2016, the Company had a working capital deficit of $622,023. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to seek additional working capital advances from the Company’s majority shareholder and other sources. There is no assurance that the working capital advances will continue in the future nor that Company will be successful in raising additional funds through other sources.

NOTE 4. RELATED PARTY TRANSACTIONS

At December 31, 2016, the Company had a Note outstanding from a related party (Fountainhead Capital Management Limited in the aggregate amount of $496,611, which bears interest at 6% per annum and represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2016, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2017.

The Company entered into a Services Agreement with a related party (Fountainhead Capital Management Limited (“FHM”)), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The initial term of the Services Agreement was one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. The term of the Services Agreement has been extended to December 31, 2017. Total fees paid to FHM for the years ended December 31, 2016 and 2015 were $40,000 and $40,000, respectively.

NOTE 5. INCOME TAXES

The components of the Company’s deferred tax asset as of December 31, 2016 and 2015 are as follows:

	2016	2015

Net operating loss carry forward	$233,190	$202,377
Valuation allowance	(233,190)	(202,377)
Net deferred tax asset	$-	$-

CYBERSPACE VITA, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

(audited)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2016	2015

Tax at statutory rate (35%)	$(30,813)	$(29,112)
Increase in valuation allowance	30,813	29,112
Net deferred tax asset	$-	$-

As of December 31, 2016 and 2015, we have provided a 100% valuation allowance for all deferred tax assets as management has detemined that it is more-likely-than-not that we will not realize the use of our net operating loss carryforwards.

Upon adoption of ASC 740 as of January 1, 2008, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2016, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. No tax returns are currently under examination by any tax authorities.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company’s financial statements contains the following classes of capital stock as of December 31, 2016:

   *   Preferred stock, $0.001 par value: 10,000,000 shares authorized; -0- shares issued and outstanding.

   *   Common stock, $0.001 par value: 100,000,000 shares authorized; 247,550 shares issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these financial statements were issued and no events subsequent to December 31, 2016 have occurred that require recognition or disclosure to the financial statements.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

Alexander Diener	32	CEO, CFO President,Treasurer and Secretary since 2015

Alexander Diener is an eleven-year veteran with the United States Marine Corps, having achieved the rank of Major in 2016. He previously served 2 ½ years in the Colorado National Guard while attending the University of Colorado. During his tenure in the Marine Corps, he served in various command and operations capacities to include executive officer and commander of an artillery battery consisting of approximately 100 Marines. He deployed overseas with the Marines on several occasions, including an 11-month deployment to Anbar Province, Iraq. He graduated with the degree of Juris Doctor cum laude from California Western School of Law in May 2016, and is currently awaiting admission to the California State Bar. He currently serves in the U.S. Marine Corps Reserve. He has a B.A. from the University of Colorado (History), a M.A. from the University of Oklahoma (International Relations).

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2016, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2016 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	200,000	80.80%
Portman House Hue Street St Helier Jersey JE4 5RP

Pershing LLC	16,760	6.80%
P.O. Box 2050 Jersey City, NJ 07303

Alexander Diener	0	0.00%
1517 Golf Course Dr. Windsor, CA 95492

Officers and directors as a group (one person)	0	0.00%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2016. All percentages for common stock are calculated based upon a total of 247,550 shares outstanding as of December 31, 2016, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2016, the Company had loans and notes outstanding from a related party (Fountainhead Capital Management Limited) in the aggregate amount of $496,611, which represents amounts loaned to the Company to pay the Company’s operating expenses. On December 31, 2016, the Payee under the Note and the Company agreed to extend the maturity date of the Note to December 31, 2017.

Effective as of May 5, 2008, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”), a shareholder who holds approximately 80.8% of the Company’s issued and outstanding common stock. The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing May 5, 2008. Total fees paid to FHM for the years ended December 31, 2016 and 2015 were $40,000 and $40,000, respectively. The term of the Services Agreement has been extended to December 31, 2017.

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

Director Independence

Since August 4, 2015, Alexander Diener has been the sole director of the Company. Mr. Diener is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The OTCQB does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2016 and review of our interim financial statements for the first, second and third quarters of 2016 are estimated to be $6,500.00 to $7,500.00.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2016 or 2015.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2016, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2016 and 2015 (audited)

●	Statements of Operations for the years ended December 31, 2016 and 2015 (audited)

●	Statements of Stockholders’ Deficit from January 1, 2014 to December 31, 2016 (audited)

●	Statements of Cash Flows for the years ended December 31, 2016 and 2015 (audited)

●	Notes to Financial Statements (audited)

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

Cyberspace Vita, Inc.
(Registrant)

By	/s/ Alexander Diener
Alexander Diener
President, Chief Executive Officer , Chief Financial Officer and Principal Accounting Officer

Date	March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Alexander Diener
Alexander Diener
Sole Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date	March 28, 2017

