Form 10-Q
period 2017-06-30
GREEN SPIRIT INDUSTRIES INC.
filed 2017-08-14
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2017

Commission File Number: 333-141929

GREEN SPIRIT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

Cond. Madrid Suite 304, 1760 Loiza Street

San Juan, Puerto Rico 00911

(Address of principal executive offices)

(787) 641-8447

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 par value

There were 30,000,005 shares of common stock outstanding as of August 14, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Green Spirit Industries Inc.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets

Current Assets
Cash	$915,522	$-
Cash, held in escrow	2,052,766
Prepaid Expenses	17,500	-
Total Current Assets	2,985,788	-

Other Assets
Deposit (Note 5)	150,000	-
Construction in progress (Note 6)	63,747	-
Total Other Assets	213,747	-

Total Assets	$3,199,535	$-

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$4,750	$-
Advances Payable	1,000	-
Total Current Liabilities	5,750	-

Total Liabilities	5,750	-

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2017	1	-
Common Stock $.001 par value 100,000,000 authorized; 30,000,005 issued and outstanding as of June 30, 2017	30,000	248
Additional paid-in capital	6,460,999	(248)
Retained deficit	(3,297,215)	-

Total Stockholders’ Equity	3,193,785	-

Total Liabilities and Stockholders’ Equity	$3,199,535	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Revenues	$-	$-	$-	$-
Total Revenues	-	-	-	-

Operating expenses
Consulting Fees	30,000	-	30,000	-
General and administrative	20,965	-	20,965	-
Professional Fees	56,250		56,250
Stock based compensation (Note 3)
Consulting fees	1,069,600	-	1,069,600	-
Investor relations	991,000	-	991,000	-
Professional fees	1,129,400	-	1,129,400	-
Total Stock based compensation	3,190,000	-	3,190,000	-
Total Operating Expenses	3,297,215	-	3,297,215	-
Loss from operations	(3,297,215)	-	(3,297,215)	-

Other Income (Expenses)
Interest Expense	-	-	-	-

Total Other Income (Expenses)	-	-	-	-

Loss from operations before provision for income taxes	(3,297,215)	-	(3,297,215)	-

Provision for income taxes	-	-	-	-

Net loss	$(3,297,215)	$-	$(3,297,215)	$-

Basic and diluted earnings per share	$(0.20)		$(0.39)

Weighted average number of common shares outstanding	16,595,057		8,466,462

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	Shares		Preferred	Common	Additional
	Preferred	Common	Stock	Stock	Paid-in	Retained
	Stock	Stock	Amount	Amount	Capital	Deficit	Total

Balance as of December 31, 2016	-	247,555	$-	$248	$(248)	$-	$-

Capitalization of subsidiary	-	-	-	-	1,000	-	1,000

Effect of Share Exchange Agreement on May 11, 2017 Shares issued to Peach Management, LLC	1,000	16,690,912	1	16,691	(16,692)	-	-

Effect of Debt Exchange Agreement on May 11, 2017 Shares issued to Peter Zachariou		1,600,000		1,600	(1,600)	-	-

Issuance of shares for cash	-	8,461,538	-	8,461	3,291,539	-	3,300,000

Issuance of shares for services		3,000,000		3,000	2,877,000		2,880,000

Issuance of warrants for services	-	-	-	-	310,000	-	310,000

Net loss	-	-	-	-	-	(3,297,215)	(3,297,215)

Balance as of June 30, 2017	1,000	30,000,005	$1	$30,000	$6,460,999	$(3,297,215)	$3,193,785

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flow from Operating Activities
Net income (loss)	$(3,297,215)	$-
Adjustments to Reconcile Net Income (Loss) to Net Cash (used in) provided by Operating Activities
Issuance of common stock for services	3,190,000

Changes in operating assets and liabilities:
Prepaid expenses	(17,500)	-
Accounts Payable	4,750	-
Advances payable	1,000	-
Net cash (used in) provided by operating activities	(118,965)	-

Cash Flow from Investing Activities
Deposit	(150,000)	-
Construction in Progress	(63,747)	-
Net cash used in investing activities	(213,747)	-

Cash Flow from Financing Activities
Issuance of common stock	3,300,000	-
Capitalization of subsidiary for prepaid expenses	1,000
Advances payable, related party	150,000
Advances Payable, related party	(150,000)	-
Net cash provided by financing activities	3,301,000	-
Net increase (decrease) in cash	2,968,288	-
Cash at beginning of period	-	-
Cash at end of period	$2,968,288	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

References to the “Company,” “Green Spirit,” “we,” “us,” and “our” refer to Green Spirit Industries Inc., a Nevada corporation, and its wholly-owned subsidiary, Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”).

1. Nature of Operations

Green Spirit Industries Inc. (the “Company”) is a Nevada corporation formed under the name Cyberspace Vita, Inc. (“Cyberspace”) on November 7, 2006. Our initial business plan was related to the online sale of vitamins and supplements. On May 11, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of the Company (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). As a result of the Exchange Agreement, 1493 became a wholly-owned subsidiary of the Company, and the business of 1493 became the business of the Company. At the time of the Exchange Agreement, the Company was not engaged in any business activity. The Company accounted for the acquisition of 1493 as a reverse merger and all prior periods presented are those of 1493.

Project 1493, LLC (“1493”) was organized under the laws of the Commonwealth of Puerto Rico on March 17, 2017. The Company was formerly known as Grey Finland Advisors, LLC (“Grey”), which was organized under the laws of the Commonwealth of Puerto Rico on March 24, 2011, and has had no operations since that time. 1493 filed a Certificate of Restoration on March 17, 2017 and elected to change its name to Project 1493, LLC.

The Company will operate licensed cannabis dispensaries throughout Puerto Rico. Currently, the Company is focused on identifying sites, purchasing pre-qualifications to dispensary licenses, building sites and opening dispensaries for service. The Company has executed two Final Purchasing Agreements (“FPA”) to acquire four cannabis dispensaries. See Note 7.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 (including the notes thereto) set forth in Form 10-K.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

At June 30, 2017 the Company had a cash and escrow balance of $2,968,288.

Cash held in escrow, in the name of the Company, is held by Sichenzia Ross Ference Kesner (“Sichenzia”). The escrow account was established to hold the deposits from the sale of common stock. There are no restrictions on the funds held by Sichenzia on the Company’s behalf.

Revenue Recognition

The Company will recognize revenue when:

●	Persuasive evidence of an arrangement exists:
●	Delivery has occurred;
●	Price is fixed or determinable; and
●	Collectability is reasonably assured.

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (“ASC”) 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

Inventory

The Company’s inventory will be stated at the lower of cost or market with cost being determined using the first-in, first-out method.

Share based Compensation

Compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the consolidated financial statements and covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. See Note 3.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

Fair Value of Financial Instruments

The carrying value of the Company’s current liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company will follow the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was incorporated in Nevada, and therefore will be taxed at normal U.S. federal corporate income tax rates.

Basic Earnings per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the Company’s net loss. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,038,462. See Note 3.

Recent Accounting Pronouncements

As of June 30, 2017 and through August 14, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

3. Equity

Authorized and Outstanding Capital Stock

We have authorized 100,000,000 shares of common stock, par value $0.001, of which 30,000,005 are currently issued and outstanding. We currently have 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock.

Common Stock

The holders of our common stock are entitled to one vote per share. In addition, the holders of our common stock will be entitled to receive ratably dividends, if any, declared by our board of directors out of legally available funds; however, the current policy of our board of directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our common stock will be entitled to share ratably in all assets that are legally available for distribution. The holders of our common stock will have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of our board of directors and issued in the future.

The following table illustrates the common stock transactions for the six months ended June 30, 2017:

	Preferred	Common
Category	Shares	Shares
Cash		8,461,538
Share Exchange Agreement	1,000	16,690,912
Debt Exchange Agreement	0	1,600,000
Services	0	3,000,000
Total	1,000	29,752,450

On May 11, 2017, the Company authorized the issuance of 16,690,912 shares of common stock at $.39 and 1,000 shares of preferred stock at $1.00 per share, (100% of the preferred stock issued) to Peach Management, LLC (“Peach”) in accordance with the Share Exchange Agreement. See Note 7.

On May 11, 2017, the Company authorized the issuance of 1,600,000 shares of common stock at $.39 to Peter Zachariou for the Debt Exchange Agreement. See Note 7.

On May 11, 2017, the Company authorized the issuance of 235,000 shares of common stock at $.39 to Leslie Ball, Chief Executive Officer, for services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 50,000 shares of common stock at $.39 to Thomas Gingerich, Chief Financial Officer, for services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 1,000,000 shares of common stock at $.39 to RedChip Companies, Inc. for investor relation services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 750,000 shares of common stock at $.39 to RD3 Acquisitions, LLC for investor relation services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 665,000 shares of common stock at $.39 to Darrin Ocasio for legal services rendered to the Company.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

On May 11, 2017, the Company authorized the issuance of 150,000 shares of common stock at $.39 to ACB Management, Inc. for legal services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 150,000 shares of common stock at $.39 to Granada Investments, LLC for professional services rendered to the Company.

Series A Preferred Stock

The holder of Series A Preferred Stock shall have full voting rights and shall vote together as a single class with the holders of the Company’s common stock. The holder of Series A Preferred Stock is entitled to fifty-one percent (51%) of the total votes on all matters brought before shareholders of the Company, regardless of the actual number of shares of Series A Preferred Stock then outstanding. In addition, the Company is prohibited from issuing any other class of preferred stock without first obtaining the prior approval of the holders of Series A Preferred Stock.

Blank Check Preferred Stock

Our board of directors will be authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Warrants

As of June 30, 2017, we have outstanding warrants to purchase 6,038,462 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of our common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance.

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the six months ended June 30, 2017, $310,000 was charged to expense.

The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

The following table includes the estimates and assumptions used in the Black Scholes model:

Stock price	$0.96
Exercise price	$0.50
Expected term	3 years
Expected volatility	72.0%
Annual risk-free rate	1.55%
Dividend yield	0.00%

The following table is a summary of outstanding stock warrants at June 30, 2017 and activity during the six months then ended:

			Weighted
	Number of	Exercise	Average
	Shares	Price	Price
Issued during quarter ended June 30, 2017	6,038,462	$0.50	$0.50
Expired and forfeited	-	-	-
Exercised	-	-	-
Warrants as of June 30, 2017	6,038,462	$0.50	$0.50

All of the outstanding warrants granted during the period ended June 30, 2017 were fully vested on the grant date.

Subsidiary Equity

On March 17, 2017, 1493 authorized the issuance of 1,000 units to Peach for $1,000, used for prepaid expenses on behalf of the Company. Peach is beneficially owned 100% by the Briggs Family 2017 Trust, Peach’s sole manager.

4. Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current and accumulated deferred tax benefit will be at the effective U.S. Federal corporate income tax rates.

5. Related Party Transactions

On April 18, 2017, Peach made a short term advance of $150,000 to the Company. The proceeds of the advance were used as a 50% deposit for the purchase of the first three dispensaries, according to the Memorandum of Understanding with Puerto Rico Industrial Commercial Holdings Biotech Corporation (“PRICHBC”), an unrelated third party. The advance was repaid on May 12, 2017. See Note 7.

6. Construction in progress

On June 8, 2017 the Company entered into construction contracts for the construction and finish out of two dispensaries for the Carolina and Dorado locations for $123,700 and $84,800, respectively. As of June 30, 2017, the Company has paid $63,747 on interim payment applications to the contractor.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

7. Commitments and Contingencies

Share Exchange Agreement

On May 11, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of the Company (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). The transaction closed on May 11, 2017 (the “Closing Date”).

Debt Exchange Agreement

On May 11, 2017, the Company also entered into a debt exchange agreement (the “Debt Exchange”) with Fountainhead Capital Management Limited (“Fountainhead”), a related party, whereby Fountainhead agreed to cancel a promissory note in the aggregate amount of $510,652 plus accrued interest of $129,265. As consideration, Fountainhead received an aggregate of 1,800,000 shares of the Common Stock, of which 200,000 shares of Common Stock had already been issued.

Escrow Agreement

On April 18, 2017, the Company entered into an escrow agreement with PRIHBC with the intention of purchasing three pre-qualified medicinal cannabis licenses for $300,000. The agreement states the funds will be held by the escrow agent, Sichenzia Ross Ference Kesner (“Sichenzia”). The Company deposited $150,000 into the escrow account as of June 30, 2017. The escrow agreement expired June 2, 2017. As of June 30, 2017, the Company had not paid PRIHBC towards the purchase of the dispensaries. The Company paid $200,000 and $100,000 on July 7, 2017 and August 1, 2017, paying the obligation in full.

Memorandum of Understanding and Final Purchasing Agreement - PRIHBC

On April 19, 2017, the Company entered into a Memorandum of Understanding (“MOU”) with PRIHBC to purchase three pre-qualified medical marijuana licenses in Puerto Rico for $300,000. The Company deposited $150,000 into escrow with Sichenzia for a deposit towards the purchase price. The agreement sells all legal rights, permits, licenses, leasing contracts and assets of the three dispensaries from PRIHBC to the Company. As of June 30, 2017 the funds had not been disbursed from escrow. During the due diligence period, the Company has exclusive negotiation rights regarding the proposed acquisition.

On July 7, 2017, the Company entered into a final purchasing agreement (the “PRIHBC Agreement”) with Puerto Rico Industrial Holdings Biotech Corporation, a corporation formed under the laws of the Commonwealth of Puerto Rico (“PRIHBC”), pursuant to which we acquired all of the legal rights, permits, licenses, leasing contracts and assets pertaining to three dispensaries located in Carolina, Dorado and Fajardo, in exchange for $300,000, $150,000 of which shall be deposited into an escrow account until the closing of the PRIHBC Agreement. The Company paid $200,000 and $100,000 on July 7, 2017 and August 1, 2017, paying the obligation in full.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

In connection with the PRIHBC Agreement, 1493, PRIHBC and Heras P.M. & I, Corp., a corporation formed under the laws of the Commonwealth of Puerto Rico (“Heras”), entered into an assignment of lease on June 15, 2017, (the “Carolina Lease Assignment”) which transfers and/or assigns the rights under the lease agreement for the location of the Carolina Dispensary to 1493. PRIHBC entered into such lease agreement, dated August 26, 2016, with Heras to lease approximately 2,500 rentable square feet for a term of five (5) years, commencing on September 1, 2016. The lease payments for such location will be $4,500 per month, with an annual increase of 5%.

1493, PRIHBC and Efron Dorado, S.E., a corporation formed under the laws of the Commonwealth of Puerto Rico (“Efron”), entered into an assignment of lease on June 7, 2017, (the “Dorado Lease Assignment”) which transfers and/or assigns the rights under the lease agreement for the location of the dispensary in Dorado to 1493. PRIHBC entered into such lease agreement, dated August 30, 2016, with Efron to lease approximately 1,900 rentable square feet for a term of three (3) years, commencing on December 1, 2016. The lease payments for such location will be an annual amount of $57,000, with an additional monthly marketing fee of $158.33.

Pursuant to a non-compete clause set forth in the PRIHBC Agreement, PRIHBC has agreed not to establish a medical cannabis dispensary within a two-mile radius from any of the three dispensaries. Each of the parties to the PRIH Agreement has made customary representations and considerations in the PRIH Agreement.

Memorandum of Understanding and Final Purchasing Agreement – Good Vibes Distributors, LLC (“GVD”)

On April 6, 2017, the Company entered into a MOU with Good Vibes Distributors, LLC (“GVD”) to purchase one medicinal cannabis dispensary in Puerto Rico for $75,000 (the “San Juan Dispensary”). The MOU called for $7,500 funded into escrow with Sichenzia for a deposit towards the purchase price. The agreement sells all assets, rights and licenses from GVD to the Company.

On July 7, 2017, the Company entered into a final purchasing agreement (the “GVD Agreement”) with Good Vibes Distributors, LLC, a corporation formed under the laws of the Commonwealth of Puerto Rico (“GVD”), pursuant to which it acquired the dispensary prequalification license for the San Juan Dispensary, in exchange for $75,000. Pursuant to the GVD Agreement, the Company agreed to deposit the $7,500 to an escrow account until the closing of the GVD Agreement. The Company paid $75,000 on July 7, 2017, paying the obligation in full

Pursuant to non-compete clause set forth in the GVD Agreement, GVD has agreed not to establish a Medical Cannabis dispensary within a two-mile radius from the San Juan Dispensary. Each of parties to the GVD Agreement has made customary representations and considerations in the GVD Agreement.

On July 11, 2017, the Company entered into a lease agreement (the “Lease Agreement”) with Olympic Properties, Inc., a corporation formed under the laws of the Commonwealth of Puerto Rico, to lease approximately 1,500 square feet and 8 parking spaces on the first floor of 509-511 Andalucia Street in San Juan, Puerto Rico, for the location of the San Juan Dispensary. The lease payments pursuant to the Lease Agreement shall be $1,600 per month for the initial three (3) years commencing on August 1, 2017, after which the lease payment shall increase each year by 5% commencing on July 31, 2020.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2017

Long Term Supply Agreement

On April 18, 2017, the Company entered into a long term supply agreement (“supply agreement”) to purchase flower and manufactured products for the dispensaries upon approval of the appropriate licensing by the Puerto Rico Department of Health. The Company will purchase at least 50% of all flower and manufactured products to be sold in the dispensaries owned by the Company or its affiliates. The supply agreement is valid for ten years from the moment of its coming into effect. If neither party announces termination of the supply agreement thirty days before its stated expiration, the supply agreement shall be automatically extended for each subsequent year with no limit of years.

Risk of Prosecution for Marijuana-Related Companies

A company that is connected to the marijuana industry must be aware that marijuana-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Many states impose and enforce similar prohibitions. As of June 30, 2017, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

8. Subsequent Events

On July 7, 2017, the Company entered into a final purchasing agreement (the “PRIHBC Agreement”) with Puerto Rico Industrial Holdings Biotech Corporation, a corporation formed under the laws of the Commonwealth of Puerto Rico (“PRIHBC”), pursuant to which we acquired all of the legal rights, permits, licenses, leasing contracts and assets pertaining to dispensaries located in Carolina, Dorado and Fajardo, in exchange for $300,000, $150,000 of which shall be deposited into an escrow account until the closing of the PRIHBC Agreement. The Company paid $200,000 and $100,000 on July 7, 2017 and August 1, 2017, paying the obligation in full.

On July 7, 2017, the Company entered into a final purchasing agreement (the “GVD Agreement”) with Good Vibes Distributors, LLC, a corporation formed under the laws of the Commonwealth of Puerto Rico (“GVD”), pursuant to which we acquired the dispensary prequalification license for the San Juan Dispensary, in exchange for $75,000. Pursuant to the GVD Agreement, the Company agreed to deposit the $7,500 to an escrow account until the closing of the GVD Agreement. The Company paid $75,000 on July 7, 2017, paying the obligation in full

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This Management’s Discussion and Analysis and Plan of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for our products, and competition.

In this quarterly report, the “Company,” “Green Spirit,” “we,” “us” and “our” refer to Green Spirit Industries Inc., a Nevada corporation, and our wholly-owned subsidiary, Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”).

Company Overview

Green Spirit Industries Inc., formerly known as Cyberspace Vita, Inc. (“Cyberspace”), was organized on November 7, 2006. Our initial business plan was related to the online sale of vitamins and supplements. On May 11, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of the Company (the “Shareholder”), 1493, and the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). As a result of the Exchange Agreement, 1493 became a wholly-owned subsidiary of the Company, and the business of 1493 became the business of the Company. At the time of the Exchange Agreement, the Company was not engaged in any business activity.

Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico on March 17, 2017 was organized on March 24, 2011 under the name “Grey Finland Advisors, LLC.” 1493 filed a Certificate of Restoration on March 17, 2017 and elected to change its name to “Project 1493, LLC.” 1493’s business plan relates to the acquisition, development and operation of medical marijuana dispensaries.

On May 12, 2017, the Board of Directors (the “Board”) of the Company approved a change in the name of the Company to “Green Spirit Industries Inc.” (the “Name Change”). On the same day, the holder of a majority of the Company’s issued and outstanding stock also approved the Name Change by written consent.

Description of Business

Presently, the Company, through its wholly-owned subsidiary, 1493, is in the business of acquiring, developing and operating medical marijuana dispensaries in Puerto Rico. As of the date of this report, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets pertaining to four medical cannabis dispensaries in exchange for $375,000. The four dispensaries are located in the following cities: (1) Fajardo, which is a hub for boating and fishing and a launching port for islands Vieques, Culebra, the U.S. Virgin Islands and the British Virgin Islands; (2) Carolina, which is tourist center near Puerto Rico’s international airport and home of top luxury hotels and casinos; (3) Dorado, which is deemed to be an affluent residential area in Puerto Rico; and lastly (4) San Juan, the capital of Puerto Rico and among the largest cruise destination ports. These four medical marijuana dispensaries will not be fully licensed until construction is completed, and the Department of Health of Puerto Rico (the “DHPR”) issues the requisite operating permit for each of the dispensaries.

The Company has also entered into an agreement to lease property located in Isla Verde, Carolina, Puerto Rico, for the location of a fifth medical cannabis dispensary for which the Company is in the process of obtaining a pre-qualification dispensary license. However, there can be no assurance that the Company will be successful in obtaining this pre-qualification license. Of the five dispensaries, two are currently under construction, and the Company anticipates that construction will be completed by the end of the third quarter, and that they will be fully operational by the beginning of the fourth quarter. The Company also anticipates beginning construction on the remaining locations at the beginning of the fourth quarter, with the goal of having all locations fully operational by the end of October 2017, provided the DHPR issues the requisite operating permits for each location. However, there can be no assurance that all construction of all five dispensaries will be completed at such time, or that the DHPR will issue the requisite operating permits of each dispensary at such time

The Company anticipates earning revenue by selling medical cannabis, edibles, pills, creams, patches and oral drops, and paraphernalia such as vaporizes, The average net profit for medical cannabis dispensaries is 20% in the U.S., according to a study conducted by Marijuana Business Daily and the media annual revenue is $1,200,000. We aim to undercut our competition by acquiring our goods at a lower than average cost which we anticipate will allow us to achieve 30% net margins, 50% higher than the industry average.

Limited Operating History

There is no historical financial information about us which to base an evaluation of our performance. As of the date of this filing, we have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise in a complicated regulatory environment.

The following discussion and analysis should be read in conjunction with the audited financial statements for the Cyberspace Vita, Inc., for the period ended December 31, 2016, and accompanying notes, in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on March 28, 2017, as well as the audited financial statements for 1493 for the period ending April 30, 2017, and accompanying notes, in the Company’s Current Report on Form 8-K filed with the Commission on May 16, 2017.

The Dispensaries

The Company acquired all of the legal rights, permits, licenses, leasing contracts and assets to four medical cannabis dispensaries located in cities in Puerto Rico, which were chosen due to their strategic location relevant to important factors such as population density, disposable income, and proximity to key commercial and district tourist destinations:

(1)	Carolina: The municipality of Carolina is home to Luis Munos Marin Airport, Puerto Rico’s main airport. With a population density of 177,000, Carolina is a center of manufacturing and commerce. The township has one of the island’s largest shopping areas, Plaza Carolina. Carolina also has a high concentration of young professionals, whom industry trends suggest is a growing user class of medical marijuana. Carolina is also strategically located between San Juan and the east coast of the island. The east coast is home to many of the island’s most spectacular beaches, and a heavy tourist area.

(2)	Fajardo: Fajardo is located in the Northeast coast of the island. It is known for its luxury hotels such as the Waldorf Astoria and the Puerto Del Rey Marina. While its population is only 36,000 it is the watersports capital of the island as well as the primary access point to the Keys of Puerto Rico and the British and U.S. Virgin Islands and thus is a popular tourist spot and a favorite vacation and recreational area for Puerto Rican citizens.

(3)	Dorado: Dorado, situated 15 miles west of San Juan, is a township located on the north shore of Puerto Rico and the wealthiest community on the island with a population of approximately 38,165 people. The municipality’s demographic consists of upper-income and retired residents as well as upper-income tourists. It is also the home to several resort hotels such as Embassy Suites, Sheraton and the Reserve at Ritz Carlton.

(4)	San Juan: the capital of Puerto Rico, is the cultural and historic center of Puerto Rico with the island’s largest population center of 395,326. Well known for the port at Old San Juan, and cruise ships that bring thousands of tourists daily to the island. The hotels, beaches and points of interest in the area attract millions of visitors each year. Our goal in San Juan is to create a flagship store to capitalize on the tourism in this area and build a large local following of patients.

As previously stated, the four medical marijuana dispensaries will not be fully licensed until construction of the dispensaries is completed, and the Department of Health of Puerto Rico issues the requisite operating permit for each of the dispensaries.

The Company has also entered into an agreement to lease property located in Isla Verde, Carolina, Puerto Rico, for the location of a fifth medical marijuana for which the Company is in the process of obtaining a pre-qualification dispensary license.

Business Model

We plan to operate as a service business specializing in the sale of medical cannabis, edibles and paraphernalia, including, oils, lotions, THC pills, vaporizers, rigs, grinders, t-shirts, hats, logo items, and bongs and pipes with vaporizer attachments through our strategically located dispensaries in Puerto Rico.

We have entered into a long-term supply agreement (the “Supply Agreement”) to purchase our products from the largest and most sophisticated grower on the island, who operates a state-of-the art facility and currently has over 36 strands available and is able to produce up to 2,000 pounds a week. Pursuant to the terms of the Supply Agreement, the supplier agrees to sell products to us, upon the issuance by the Department of Health of Puerto Rico of the requisite operating permit for each of the dispensaries, at a 20% discount to current wholesale market prices. We anticipate that based on such prices, we will realize gross margins of approximately 75%. However, there can be no assurance that we will realize such margins.

We intend to sell and keep inventory of the top five selling brands, which will be determined by sales velocity. We intend to use a state-of-art CRM to track our customers, their buying habits and monthly spend. Customer Segments will be categorized by age, occupation and medical condition.

In addition, we will focus on providing the best and most friendly customer service, and provide the highest quality brands and widest variety possible in order to attract repeat business. We expect to realize, although no assurance can be given, approximately 30% net margins on edibles, with 50% net margins on edibles and paraphernalia.

Revenue Streams:

We anticipate that revenues will be generated from the following:

●	Medical Cannabis, up to 10 strains in each dispensary.
●	Derivatives (oils, lotions, edibles, THC pills)
●	Paraphernalia (vaporizers, grinders, rigs, bongs and pipes with vaporizer attachments)
●	Clothing (hats, t-shirts, logos)

Cost Structure:

We intend to price our product at below market rates, however we intend to market certain items as “boutique” items, such as gourmet style edibles or exotic strains and clothing and paraphernalia.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations.” Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Due to the life cycle stage of our Company every balance sheet account has inherent estimates.

PLAN OF OPERATIONS

We have not yet generated or realized any revenues from our current business operations of selling medical cannabis and cannabis products. Two dispensary locations are currently under construction, and we anticipate applying for occupancy permits by the end of our third quarter of 2017. We anticipate commencing operations at two dispensaries by the end of our third quarter of 2017, provided the Department of Health of Puerto Rico issues the requisite operating permits for both locations. At such time, we anticipate beginning construction on the dispensaries at the remaining locations with the goal of having all locations fully operational during the fourth quarter of 2017. However, there can be no assurance that all five dispensaries will be fully operational at such time.

Over the next 12 months, we plan to continue identifying, purchasing and operating medical cannabis dispensaries. We expect to operate 10 locations in the next 12 months and 15 locations by the end of 2018. Our current fixed overhead is approximately $45,000 per month. We anticipate fixed overhead increasing when the dispensaries begin operations. We expect that we will need up to an additional $1.2 million to complete development and operate five more locations in the next 12 months. If necessary, the Company expects to raise additional equity capital to complete the development of the dispensaries.

Our primary source of revenue is expected to be derived from selling medical cannabis and cannabis related products in the dispensaries. In order to acquire a significant market share, we will have to advertise and market our products. We plan to advertise online and use traditional advertising outlets. We have no specific budget set forth at this time for either form of advertising. In order to maximize our product sales, we will require additional market research and testing to enable us to be efficient with purchasing and inventory management to determine which products our customers will purchase. We may need to raise additional equity for research and development of our inventory plan.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to June 30, 2016

The following table summarizes the results of our operations during the three months ended June 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/2017 (unaudited)	6/30/2016 (unaudited)		Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—		—	—	—
Operating expenses	3,297,215			3,297,215		%
Net loss	(3,297,215)			(3,297,215)		%
Loss per share of common stock	$(0.20)	$		$(.20)	-

We recorded a net loss of $3,297,215 for the three months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from the proceeds of an offering conducted by the Company in the amount of $3,300,000.

We had $2,968,288 cash on hand as of June 30, 2017 compared to $0 as of June 30, 2016. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Share Exchange Agreement

On May 11, 2017, the Company entered into the Exchange Agreement with the Shareholder, 1493, and the Member, pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company, warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power. The transaction closed on May 11, 2017 (the “Closing Date”).

In connection with the Exchange Agreement, the Company is withholding one hundred thousand (100,000) shares of common stock of the Shareholder for a period of six (6) months, subject to certain post-closing conditions.

As a result of the Share Exchange, 1493 became a wholly-owned subsidiary of the Company, and the Member acquired a controlling interest in the Company. For accounting purposes, the Share Exchange was treated as an acquisition of Cyberspace and a recapitalization of 1493. 1493 is the accounting acquirer, and the results of its operations carryover. Accordingly, the operations of Cyberspace are not carried over and have been adjusted to $0.

In issuing the Exchange Securities to the Member, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Debt Exchange Agreement

On May 11, 2017, the Company also entered into a debt exchange agreement (the “Debt Exchange”) with Fountainhead Capital Management Limited (“Fountainhead”), a related party, whereby Fountainhead agreed to cancel a promissory note in the aggregate amount of $510,652 plus accrued interest of $129,265. As consideration, Fountainhead received an aggregate of 1,800,000 shares of the Common Stock, of which 200,000 shares of Common Stock have already been issued.

Private Placement Offering

On May 11, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) with selected accredited investors (each, an “Investor” and, collectively, the “Investors”). Pursuant to the terms of the Subscription Agreement, the Company had the right to sell in a private placement (the “Offering”) a minimum of $1,000,000 and up to a maximum of $3,300,000 of its securities, consisting of (i) shares of its Common Stock (“Shares”), and (ii) warrants to purchase shares of Common Stock (the “Warrants”), at a purchase price of $0.39 per Share. Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $0.50 per share, subject to adjustment as provided in the agreement evidencing the Warrants. The number of shares of Common Stock underlying the Warrants is equal to 30% of the number of Shares issued to each Investor in the Offering (the “Warrant Shares”).

The Offering closed on May 11, 2017. The Company issued a total of 8,461,538 Shares and 2,538,462 Warrants to purchase up to 2,538,462 for total gross proceeds of $3,300,000.

Other Issuances

In connection with the Exchange Agreement, Debt Exchange and Subscription Agreement, the Company issued to certain consultants an aggregate of 3,000,000 shares of Common Stock and warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

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

GREEN SPIRIT INDUSTRIES INC.

Date: August 14, 2017	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

