Form 10-Q
period 2017-09-30
GREEN SPIRIT INDUSTRIES INC.
filed 2017-11-13
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2017

Commission File Number: 333-141929

GREEN SPIRIT INDUSTRIES INC.

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

Common Stock $0.001 par value

There were 30,025,005 shares of common stock outstanding as of November 13, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Green Spirit Industries Inc.

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Assets

Current Assets
Cash	$48,439	$-
Cash, held in escrow	2,180,766
Prepaid Expenses	52,000	-
Total Curent Assets	2,281,205	-

Other Assets
Licenses	375,000
Rent deposit	7,300	-
Construction in progress (Note 6)	171,183	-
Total Other Assets	553,483	-

Total Assets	$2,834,688	$-

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$24,346	$-
Advances Payable	1,000	-
Total Current Liabilities	25,346	-

Total Liabilities	25,346	-

Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2017	1	-
Common Stock $.001 par value 100,000,000 authorized; 30,025,005 and 247,554 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	30,025	248
Additional paid-in capital	6,735,974	(248)
Retained deficit	(3,956,658)	-
Total Stockholders' Equity	2,809,342	-

Total Liabilities and Stockholders' Equity	$2,834,688	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Revenues	$-	$-	$-	$-
Total Revenues	-	-	-	-

Operating expenses
Consulting Fees	89,174	-	119,174	-
General and administrative	211,262	-	232,227	-
Professional Fees	84,007		140,257
Stock based compensation (Note 3)
Consulting fees	275,000	-	1,344,600	-
Investor relations	-	-	991,000	-
Professional fees	-	-	1,129,400	-
Total Stock based compensation	275,000	-	3,465,000	-
Total Operating Expenses	659,443	-	3,956,658	-
Loss from operations before
provision for income taxes	(659,443)	-	(3,956,658)	-

Provision for income taxes	-	-	-	-
Net loss	$(659,443)	$-	$(3,956,658)	$-

Basic loss per share	$(0.02)		$(0.25)

Weighted average number of common shares outstanding	30,023,646		15,731,153

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	Shares		Preferred	Common	Additional
	Preferred	Common	Stock	Stock	Paid-in	Retained
	Stock	Stock	Amount	Amount	Capital	Deficit	Total

Balance as of December 31, 2016	-	247,554	$-	$248	$(248)	$-	$-

Capitalization of subsidiary	-	-	-	-	1,000	-	1,000

Effect of Share Exchange Agreement on May 11, 2017 Shares issued to Peach Management, LLC	1,000	16,690,912	1	16,691	(16,692)	-	-

Effect of Debt Exchange Agreement on May 11, 2017 Shares issued to Peter Zachariou	-	1,600,000	-	1,600	(1,600)	-	-

Issuance of shares and warrants for cash	-	8,461,539	-	8,461	3,291,539	-	3,300,000

Issuance of shares for services		3,025,000		3,025	3,151,975		3,155,000

Issuance of warrants for services	-	-	-	-	310,000	-	310,000

Net loss	-	-	-	-	-	(3,956,658)	(3,956,658)

Balance as of September 30, 2017	1,000	30,025,005	$1	$30,025	$6,735,974	$(3,956,658)	$2,809,342

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(3,956,658)	$-
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of common stock and warrants for services	3,465,000

Changes in operating assets and liabilities:
Prepaid expenses	(52,000)	-
Accounts Payable	24,346	-
Net cash used in operating activities	(519,312)	-

Cash Flows from Investing Activities
Licenses	(375,000)
Rent deposit	(7,300)	-
Construction in Progress	(171,183)	-
Net cash used in investing activities	(553,483)	-

Cash Flows from Financing Activities
Issuance of common stock and warrants	3,300,000	-
Capitalization of subsidiary	1,000
Advances payable	1,000	-
Advances payable, related party	150,000
Advances payable, related party	(150,000)	-
Net cash provided by financing activities	3,302,000	-
Net increase in cash	2,229,205	-
Cash at beginning of period	-	-
Cash at end of period	$2,229,205	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2017

References to the “Company,” “Green Spirit,” “we,” “us,” and “our” refer to Green Spirit Industries Inc., a Nevada corporation, and its wholly-owned subsidiary, Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”).

1. Nature of Operations

Green Spirit Industries Inc. (“the Company”) is a Nevada corporation formed under the name Cyberspace Vita, Inc. (“Cyberspace”) on November 7, 2006. Our initial business plan was related to the online sale of vitamins and supplements. On May 11, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of Cyberspace (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). As a result of the Exchange Agreement, 1493 became a wholly-owned subsidiary of the Company, and the business of 1493 became the business of the Company. At the time of the Exchange Agreement, the Company was not engaged in any business activity. The Company accounted for the acquisition of 1493 as a reverse merger and all prior periods presented are those of 1493.

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

The Company is in the business of acquiring, developing and operating medical cannabis dispensaries throughout Puerto Rico. To date, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets pertaining to four medical cannabis dispensaries pursuant to two Final Purchasing Agreements (“FPA”). (Note 7). In addition, the Company has also entered into an agreement to lease property for the location of a fifth dispensary for which the Company is in the process of seeking pre-qualification for a cannabis dispensary license.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the consolidated financial position and results of its operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 (including the notes thereto) set forth in Form 8-K filed with the Securities and Exchange Commission on May 16, 2017.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2017

Use of Estimates and Assumptions

The consolidated financial statements that are prepared in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

At September 30, 2017 the Company had a cash and a cash held in escrow balance of $2,229,205.

Cash held in escrow, in the name of the Company, is held by Sichenzia Ross Ference Kesner LLP (“Sichenzia”). The escrow account was established to hold the deposits from the sale of common stock. There are no restrictions on the funds held by Sichenzia on the Company’s behalf.

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

September 30, 2017

Fair Value of Financial Instruments

The carrying value of the Company’s current liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company will follow the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was organized under the laws of the Commonwealth of Puerto Rico, and therefore will be taxed at normal U.S. federal corporate income tax rates.

Basic Earnings per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the Company’s net loss. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,038,462. (Note 3).

Recent Accounting Pronouncements

As of September 30, 2017 and through November 9, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2017

3. Equity

Authorized and Outstanding Capital Stock

We have authorized 100,000,000 shares of common stock, par value $0.001, of which 30,025,005 are currently issued and outstanding. We currently have 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock.

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

The following table illustrates the common stock transactions for the nine months ended September 30, 2017:

	Preferred	Common
Category	Shares	Shares
Cash		8,461,538
Share Exchange Agreement	1,000	16,690,912
Debt Exchange Agreement	0	1,600,000
Services	0	3,025,000
Total	1,000	29,777,450

On May 11, 2017, the Company authorized the issuance of 16,690,912 shares of common stock at $0.39 and 1,000 shares of preferred stock at $1.00 per share, (100% of the preferred stock issued) to Peach Management, LLC (“Peach”) in accordance with the Share Exchange Agreement. See Note 7.

On May 11, 2017, the Company authorized the issuance of 1,600,000 shares of common stock at $0.96 to Peter Zachariou for the Debt Exchange Agreement. See Note 7.

On May 11, 2017, the Company authorized the issuance of 235,000 shares of common stock at $0.96 to Leslie Ball, Chief Executive Officer, for services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 50,000 shares of common stock at $0.96 to Thomas Gingerich, Chief Financial Officer, for services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 1,000,000 shares of common stock at $0.96 to RedChip Companies, Inc. for investor relation services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 750,000 shares of common stock at $0.96 to RD3 Acquisitions, LLC for investor relation services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 665,000 shares of common stock at $0.96 to Darrin Ocasio for legal services rendered to the Company.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2017

On May 11, 2017, the Company authorized the issuance of 150,000 shares of common stock at $0.96 to ACB Management, Inc. for legal services rendered to the Company.

On May 11, 2017, the Company authorized the issuance of 150,000 shares of common stock at $0.96 to Granada Investments, LLC for professional services rendered to the Company.

On July 5, 2017, the Company authorized the issuance of 25,000 shares of common stock at $11.00 to Manuel Antonio Viota Diaz for services rendered to the Company.

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

Warrants

As of September 30, 2017, we have outstanding warrants to purchase 6,038,463 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of our common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance.

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the nine months ended September 30, 2017, $310,000 was charged to expense.

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

September 30, 2017

The following table includes the estimates and assumptions used in the Black Scholes model:

Stock price	$0.96
Exercise price	$0.50
Expected term	3 years
Expected volatility	72.0%
Annual risk-free rate	1.55%
Dividend yield	0.00%

The following table is a summary of outstanding warrants to purchase shares of common stock at September 30, 2017 and activity during the nine months then ended:

			Weighted
	Number of	Exercise	Average
	Shares	Price	Price
Issued during quarter ended September 30, 2017	6,038,463	$0.50	$0.50
Expired and forfeited	-	-	-
Exercised	-	-	-
Warrants as of September 30, 2017	6,038,463	$0.50	$0.50

All of the outstanding warrants granted during the period ended September 30, 2017 were fully vested on the grant date.

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

5. Construction in progress

On June 8, 2017, the Company entered into construction contracts for the construction and build-out of two dispensaries for the Carolina and Dorado locations for $123,700 and $84,800, respectively. On August 14, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the San Juan location for $117,200. As of September 30, 2017, the Company has paid $171,183 on interim payment applications to the contractor.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2017

6. Commitments and Contingencies

Share Exchange Agreement

On May 11, 2017, Cyberspace Vita, Inc., a Nevada corporation (the “Company”) entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of the Company (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). The transaction closed on May 11, 2017 (the “Closing Date”).

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

Escrow Agreement

On April 18, 2017, the Company entered into an escrow agreement with PRIHBC with the intention of purchasing three pre-qualified medicinal cannabis licenses for $300,000. The agreement states the funds will be held by the escrow agent, Sichenzia Ross Ference Kesner LLP (“Sichenzia”). The Company deposited $150,000 into the escrow account as of June 30, 2017. The escrow agreement expired June 2, 2017. As of June 30, 2017, the Company had not paid PRIHBC towards the purchase of the dispensaries. The Company paid $200,000 and $100,000 on July 7, 2017 and August 1, 2017, respectively, paying the obligation in full.

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

September 30, 2017

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

September 30, 2017

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

Risk of Prosecution for Marijuana-Related Companies

A company that is connected to the marijuana industry must be aware that marijuana-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Many states impose and enforce similar prohibitions. As of September 30, 2017, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

Effect of Hurricanes Irma and Maria

On September 5, 2017 Hurricane Irma landed in Puerto Rico, causing severe flooding and wind-related damage to the island. Power losses, lack of water and fuel were prevalent throughout the island. On September 20, 2017, approximately two weeks later, Hurricane Maria landed in Puerto Rico, causing more flooding, wind-related damage, water contamination and power losses.

Although a large portion of the island suffered tangible damage, the Company’s construction sites did not suffer any substantial damage. While construction was delayed due to power loss construction commenced again in mid-October. The Company estimates completion of the dispensaries during the first quarter of 2018.

7. Subsequent Events

Letter of Intent – Green Gold Cultivators and Greenlife Business

On October 20, 2017, the Company entered into a Letter of Intent (the “LOI”) with Green Gold Cultivators (“GGC”) and Greenlife Business, as broker (“Greenlife”), to purchase 100% of all of the issued and outstanding shares of stock in GGC, a cultivation business, and $200,000 of wholesale inventory (the “Transaction”). In consideration of the Transaction, the Company will pay a total of $4,000,000 (The “Purchase Price”), of which 5%, or $200,000, shall be paid to Greenlife as broker. Pursuant to the terms of the LOI, the Company agreed to make a refundable deposit of $200,000 into an account. The Company deposited $200,000 into escrow on October 30, 2017.

The LOI also provides that GGC agrees to enter into a non-compete and non-solicitation agreement, the terms and conditions of which shall be set forth in a formal written agreement satisfactory to GGC and the Company.

Subject to a satisfactory due diligence investigation by the Company and entry into a definitive agreement, the anticipated closing date of the Transaction shall be on or before December 15, 2017, subject to the right of the Company to extend such time for a period of forty-five days thereafter in the event the Company requires additional time to conduct its due diligence investigation.

Term sheet – Mythic Cuts, Inc.

On October 27, 2017, the Company entered into a Term Sheet with Mythic Cuts, Inc. (“Mythic”) to form a limited liability company (“LLC”) for the purpose of operating within the cannabis industry. The LLC will be named Mythic Cuts Oakland, LLC (“Mythic Oakland”), which the Company and Mythic intend to operate as a cannabis cloning company. It is contemplated that Mythic Oakland will enter into a lease or sub-lease agreement with the Company in Oakland, California. The Company will own 51% of the Membership Interests for a purchase price of $1,600,000.

Closing shall be subject to satisfactory completion by GSRX of due diligence and upon the delivery of certain corporate and financial information reasonably requested by GSRX from Mythic.

Letter of Intent – The Green Room and Greenlife Business

On November 9, 2017, the Company entered into a Letter of Intent (the “Letter”) with The Green Room (the “Seller”) and Greenlife, pursuant to which Seller wishes to sell, transfer and assign to the Company, and the Company wishes to purchase and assume from Seller, certain assets and certain specified liabilities of the cannabis dispensary business of Seller (the “Proposed Transaction”), subject to the terms and conditions of the Letter. In consideration of the Proposed Transaction, the Company will pay a total of $350,000 (the “Purchase Price”). The Company agreed to make a non-refundable deposit in the amount of $7,000, or 2% of the Purchase Price, into an escrow account held in the name of the Seller.

The Letter further provides that Seller shall enter into a non-compete and non-solicitation agreement pursuant to which Seller shall be prohibited from competing in retail sales in the cannabis industry for a period of twelve (12) months, the specific terms and conditions of which shall be set forth in a formal agreement satisfactory to each the Company and Seller.

Subject to a satisfactory due diligence investigation by the Company, and entry into a definitive agreement by and among the parties, the anticipated closing date of the Proposed Transaction shall be on or before December 8, 2017, subject to the right of the Company to extend such time for a period of forty-five days thereafter in the event the Company requires additional time to conduct its due diligence investigation.

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

The Company has also entered into an agreement to lease property located in Isla Verde, Carolina, Puerto Rico, for the location of a fifth medical cannabis dispensary for which the Company is in the process of obtaining a pre-qualification dispensary license. However, there can be no assurance that the Company will be successful in obtaining this pre-qualification license. Of the five dispensaries, three are currently under construction, and the Company anticipates that construction will be completed by the end of the fourth quarter, and that two of the dispensaries will be fully operational by the beginning of the first quarter of 2018. The Company also anticipates beginning construction on the remaining locations at the beginning of the fourth quarter, with the goal of having all locations fully operational by the end of the first quarter of 2018, provided the DHPR issues the requisite operating permits for each location. However, there can be no assurance that all construction of all five dispensaries will be completed at such time, or that the DHPR will issue the requisite operating permits of each dispensary at such time

The Company anticipates earning revenue by selling medical cannabis, edibles, pills, creams, patches and oral drops, and paraphernalia such as vaporizes, The average net profit for medical cannabis dispensaries is 20% in the U.S., according to a study conducted by Marijuana Business Daily and the media annual revenue is $1,200,000. We aim to undercut our competition by acquiring our goods at a lower than average cost which we anticipate will allow us to achieve 30% net margins, 50% higher than the industry average.

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

PLAN OF OPERATIONS

We have not yet generated or realized any revenues from our current business operations of selling medical cannabis and cannabis products. Three dispensary locations are currently under construction, and we anticipate applying for occupancy permits by the end of our fourth quarter of 2017. We anticipate commencing operations at two dispensaries by the end of our fourth quarter of 2017, provided the Department of Health of Puerto Rico issues the requisite operating permits for both locations. At such time, we anticipate beginning construction of the dispensaries at the remaining locations with the goal of having all locations fully operational during the first quarter of 2018. However, there can be no assurance that all five dispensaries will be fully operational at such time.

Over the next 12 months, we plan to continue identifying, purchasing and operating medical cannabis dispensaries. We expect to operate 10 locations in the next 12 months and 15 locations by the end of 2018. Our current fixed overhead is approximately $76,000 per month. We anticipate fixed overhead increasing when the dispensaries begin operations. We expect that we will need up to an additional $1.2 million to complete development and operate five more locations in the next 12 months. If necessary, the Company expects to raise additional equity capital to complete the development of the dispensaries.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2017 Compared to September 30, 2016

The following table summarizes the results of our operations during the nine months ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2017 (unaudited)	9/30/2016 (unaudited)		Increase (Decrease)	Percentage Increase (Decrease)
Revenues	-		-	-	-
Operating expenses	3,956,658			3,956,658		%
Net loss	(3,956,658)			(3,956,658)		%
Loss per share of common stock	$(0.20)	$		$(.20)	-

We recorded a net loss of $3,956,658 for the six months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations during the quarter through proceeds from the proceeds of an offering conducted by the Company in the amount of $3,300,000.

We had $2,229,205 cash on hand as of September 30, 2017 compared to $0 as of June 30, 2016. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On July 5, the Company authorized the issuance of 25,000 shares of Common Stock to a consultant for services rendered to the Company.

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

GREEN SPIRIT INDUSTRIES INC.

Date: November 13, 2017	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

