Form 10-K
period 2017-12-31
GREEN SPIRIT INDUSTRIES INC.
filed 2018-04-17
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:

GREEN SPIRIT INDUSTRIES INC.

(Exact name of registrant as specified in charter)

Nevada	14-1982491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building No. 3, P.R. 696, int. Jose Efron Ave.

Dorado, Puerto Rico 00646

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (214) 808-8649

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant as of December 31, 2017 was $106,037,448 based on the closing price of $11.00 as of that date.

As of April 17, 2018, there are 41,460,204 shares of common stock outstanding and 1,000 Series A Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;

●	financial strategy;

●	intellectual property;

●	production;

●	future operating results; and

●	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 1. BUSINESS.

Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “Green Spirit” refer to Green Spirit Industries Inc., a Nevada corporation, individually, or as the context requires, collectively with its consolidated subsidiaries.

Organizational History

Green Spirit Industries Inc., formerly known as Cyberspace Vita, Inc. (“we”, “us”, “our”, the “Company” or “Cyberspace”), was organized on November 7, 2006 in Nevada. Our initial business plan was related to the online sale of vitamins and supplements. Effective May 5, 2008, we discontinued these operations. Prior to the Exchange Agreement described above, we did not have any significant assets or operations.

Project 1493, LLC, is a limited liability company organized under the laws of the Commonwealth of Puerto Rico. 1493 was organized on March 24, 2011 under the name “Grey Finland Advisors, LLS.” 1493 filed a Certificate of Restoration on March 17, 2017 and elected to change its name to “Project 1493, LLC.” 1493’s business plan relates to the acquisition, development and operation of medical cannabis dispensaries. 1493 intends to initially operate in Puerto Rico and may potentially expand into other markets located within the U.S. and U.S. territories in the future. However, there can be no assurance that we will expand into such other markets.

As a result of the Exchange Agreement, 1493 became our wholly-owned subsidiary, and the business of 1493 became our business.

Corporate Structure

Green Spirit is a holding company with the following subsidiaries:

●	Project 1493, LLC, a Puerto Rico limited liability company (“1493”);
●	Green Spirit Mendocino, LLC, a California limited liability company (“Mendocino”);
●	Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”);
●	Green Spirit Essentials, LLC, a California limited liability company (“GS Essentials”);
●	Spirulinex, LLC, a California limited liability company (“Spirulinex”);
●	Point Arena Supply Co., LLC, a California limited liability company (“PA Supply”);
●	GSRX SUSPES, LLC., a California limited liability company (“SUSPES”);
●	138 Main Street PA, LLC, a California limited liability company (“138 Main”); and
●	511 Andalucia, LLC, a Puerto Rico limited liability company (“511”).

Our corporate headquarters is located at Building No. 3, P.R. 696, int. Jose Efron Avenue, Dorado, Puerto Rico, 00646 and our telephone number is (214) 808-8649. Our website addresses are as follows: www.greenspiritrx.com, www.spirulinex.com and www.thegreenroomcollective.org. No information on or through websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 per share (the “Common Stock”, is quoted on the OTC Pink Tier of the OTC Markets, Inc. under the symbol “GSRX.”

Overview of Business

We are a vertically integrated retail, production and cultivation company, with an emphasis on providing the highest quality and unique medical and adult use cannabis products.

We have a presence in Puerto Rico and California. In Puerto Rico, all of our medicinal cannabis dispensaries operate under the name “Green Spirit RX” and our dispensary in California operates as “The Green Room” in Mendocino County. We are currently in the process of securing leases to commence operations of our new ventures in San Francisco and Oakland. Once we begin those operations, we plan to offer a broad selection of medical and adult use products including flowers, concentrates and edibles.

We are currently in various stages of construction of our dispensaries in Puerto Rico. We anticipate that construction at five of our medicinal cannabis dispensaries in Puerto Rico will be complete by the second quarter of 2018, with the remaining dispensaries to be completed by the end of 2018. We currently hold pre-qualifications for a dispensary license for these locations, and they will not be fully licensed until construction is completed, and the Department of Health of Puerto Rico (“DHPR”) issues the requisite operating permit for each of the dispensaries. In California, we are currently negotiating lease terms for our Spirulinex and Sunset ventures.

Puerto Rico Operations

We are in the business of acquiring, developing and operating retail dispensaries, growing facilities, extraction and manufacturing related to the cannabis industry in Puerto Rico and California. As of the date of this Form 10-K, we have acquired all of the legal rights, permits, pre-qualified licenses, leasing contracts and assets pertaining to six medical cannabis dispensaries in Puerto Rico. The dispensaries are located in the following cities: (1) Fajardo; (2) Carolina; (3) Dorado; (4) San Juan; (5) Hato Rey; (6) Bayamon; and (7) Isla Verde.

During the first quarter of 2018, we completed construction at our Dorado location and were issued the requisite operating license by the DHPR. On March 28, 2018, we opened our first medicinal cannabis dispensary in Puerto Rico under the name “Green Spirit RX.” We expect construction to be completed at five of our locations during the second quarter of 2018 and that construction at the last location will be completed during the fourth quarter of 2018. These six medical cannabis dispensaries will not be fully licensed until construction is completed, and the DHPR issues the requisite operating permit for each of the dispensaries.

California Operations

The Green Room

On March 7, 2018, Mendocino entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California for total cash consideration of $350,000.

On March 26, 2018, Mendocino was granted the local permit to operate by the City of Point Arena. On April 2, 2018, Mendocino received its State of California permit to operate its adult use and recreational cannabis dispensary.

As of January 1, 2018, the retail dispensary was available for adult use sales in addition to medical cannabis. Featuring more than 15 strains grown locally and products only found in this location, many customers have made The Green Room a destination place. Coupled with our current plans in establishing new cultivation and manufacturing operations through our other subsidiaries, we intend to increase product offerings by producing unique product lines and branded items solely for purchase at The Green Room. We believe that this will result in return-customers.

We also assumed the prior owner’s delivery license, which allows delivery of The Green Room product through telephone or on-line orders to any county in California that allows such product delivery. The delivery car is allowed to carry $3,000 of product at retail price, but may make as many daily deliveries as necessary. Once the product is delivered, the driver must reload to continue deliveries. The car contains GPS and a built in safe for security, and the sales proceeds are returned to the store’s safe after each delivery to avoid having cash in the car.

Spirulinex

On March 3, 2018, we entered into an operating agreement with Solunas Aqua Corp., a California corporation (“Solunas”), relating to the formation of Spirulinex, LLC, a California limited liability company. Spirulinex was formed as a joint venture between Green Spirit and Solunas (the “Joint Venture”) for the purpose of carrying out the manufacturing cannabis and cannabinoid products for distribution in the State of California.

Sunset

On March 26, 2018, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a joint venture between Green Spirit and Happy for the purpose of carrying out the growing of cannabis for distribution in the State of California.

As of the date of this report, Sunset is in lease negotiations for a 23,500 square foot facility in Oakland, California. We believe that such facility would provide ample space to grow quality product for sale to distributors and retailers in California, including our dispensary in Point Arena. However, there can be no assurance that we will be successful in entering into this lease agreement.

GS Essentials

On March 26, 2018, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a joint venture between Green Spirit and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California. We plan to have GS Essentials sublease space from Sunset. As noted above, Sunset is currently in lease negotiations for a 23,500 square foot facility in Oakland, California. We expect that approximately 3,000 square feet will be allocated to GS Essentials’ extraction business. However, there can be no assurance that we will be successful in leasing such facility.

Through GS Essentials, we plan to run a mix of volatile and non-volatile closed loop extractions as well as an ethanol distillation process to allow us to manufacture a broad spectrum of products, including topical applications, cartridges, oils, wax, shatter, crumble and oral for sale in California.

Business Model

We plan to operate as a service business specializing in the sale of medical cannabis, edibles and paraphernalia, including, oils, lotions, THC pills, vaporizers, rigs, grinders, t-shirts, hats, logo items, and bongs and pipes with vaporizer attachments through our strategically located dispensaries; and operating several growing, extraction and manufacturing facilities.

In Puerto Rico, we have entered into a long-term supply agreement (the “Supply Agreement”) to purchase our products from one of the largest growers on the island, who operates a state-of-the art facility and currently has over 36 strands available and is able to produce up to 2,000 pounds a week. Pursuant to the terms of the Supply Agreement, the supplier agrees to sell products to us, upon the issuance by the Department of Health of Puerto Rico of the requisite operating permit for each of the dispensaries, at a 20% discount to current wholesale market prices. We anticipate that based on such prices, we will realize gross margins of approximately 75%. However, there can be no assurance that we will realize such margins. The Company has also begun researching available locations to open its own flower growing facility in Puerto Rico in order to develop its new strains not currently found in Puerto Rico. In addition, the Company will continue the vertical chain with its own extraction and manufacturing units.

In California, we are currently evaluating four dispensaries to purchase and operate. If purchased, the new dispensaries will use the current grow, extraction and manufacturing subsidiaries to furnish the majority of product while still buying certain strains of flowers, edibles oils and lotions from local suppliers. Mendocino also holds a delivery license, which enables the dispensary to pick up and deliver products in any county in California which allows a delivery service. Similar to “Uber Eats” or “Grub Hub”, a customer may place an order by telephone or the internet, and a driver will deliver the requested product to the customer’s doorstep. The driver may carry a maximum of $3,000 of product (retail value).

We also intend to continue evaluating retail, extraction and manufacturing opportunities in multiple states and Puerto Rico. During the past six months, we have performed due diligence on eight facilities, but rejected them due to their business plan or questionable records. Currently, we have one dispensary in the due diligence phase, and we are reviewing seven other dispensaries in California and Puerto Rico to determine whether to continue pursuing those opportunities and commence due diligence.

We intend to sell and keep inventory of the top 5 selling brands, which will be determined by sales velocity. We intend to use a state-of-art CRM to track our customers, their buying habits and monthly spend. Customer Segments will be categorized by age, occupation and medical condition.

Over the next 12 months, we plan to continue identifying, purchasing and operating medical cannabis dispensaries in various states. We expect to operate 5 locations in the next 12 months and 10 locations by the end of 2019. It is anticipated that costs associated with purchasing or constructing the dispensary, licensing, stocking inventory and operating these dispensaries will be approximately $2.5 million. Our current fixed overhead, which includes our ongoing leasing obligations, is approximately $140,000 per month. We anticipate that fixed overhead will increase at such time as the dispensaries begin operations. In addition, we expect that our fixed costs will continue to increase so long as we are successful in our plan of expansion. We anticipate supporting our operations through the proceeds from the offerings previously conducted, from anticipated revenue once the dispensaries become fully operational and, if necessary, through the sale of our securities in order to complete the development of our dispensaries. However, there can be no assurance that we will be successful in raising sufficient revenues necessary to support our operations, or that we will be successful in selling our securities.

We anticipate earning revenue by selling medical cannabis, edibles, pills, creams, patches and oral drops, and paraphernalia such as vaporizers. The average net profit for medical marijuana dispensaries is 20% in the U.S., according to a study conducted by Marijuana Business Daily and the media annual revenue is $1,200,000. We aim to undercut our competition by acquiring our goods at a lower than average cost which we anticipate will allow us to achieve 30% net margins, 50% higher than the industry average.

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

Marketing

Our marketing and sales strategy will be aimed at generating long-term, repeat customers, as well as attracting tourists who visit the dispensaries who wish to purchase cannabis and cannabis products.. In order to generate repeat customers, we intend to provide the highest quality medical cannabis, at the lowest possible cost to insure we build a loyal customer base. Further, we have built aesthetically pleasing dispensaries and have hired and trained all of our employees to provide excellent customer service.

At this time Puerto Rico only allows digital advertising for medical cannabis. Thus, we intend to leverage the Internet and social media platforms, including, Instagram, Facebook, Twitter, YouTube, Google+, LinkedIn, the Yellow Pages online, YELP and over 50 cannabis websites we have identified. Our marketing will focus on the wide variety of our cannabis products and their high quality and low cost point relative to our competition. In California, in addition to the above, we will purchase billboards in the vicinity of our dispensaries to gain further awareness of our locations.

We also intend to utilize blogs, micro-ads, testimonial interviews, articles and deploy this media across all social media channels and websites accessed by our customer targets.

The Cannabis Industry—Market Opportunity

The legal cannabis markets in the United States are expanding rapidly. There are now thirty (30) states and Washington, D.C., with medical cannabis programs and eight of these states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington), plus Washington, D.C., have also legalized cannabis for recreational use.

We believe the market will continue to rapidly expand as existing states broaden the definition of the approved uses for cannabis (i.e. from medicinal to recreational use) and additional states legalize cannabis for at least some other purposes. Despite the fact that the Federal Controlled Substances Act makes the use and possession of marijuana illegal on a national level, recent guidance from the previous administration under President Obama suggested that it will continue to tolerate legalization at the state level, especially when backed by strong and effective regulation. On December 11, 2014, the DOJ issued another memorandum about its position and enforcement protocol with regard to Indian Country, stating that the Eight Priorities in the Cole Memo would guide the United States Attorneys’ cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the DOJ from using funds to prosecute state-based legal medical cannabis programs. We believe it is significant that in 2016, the Congressional Spending Bill specifically prevented the Justice Department from spending money to enforce the federal ban on growing or selling cannabis in states where cannabis has been approved.

More recently under the Trump administration, on January 4, 2018, the DOJ suspended the Cole Memo and replaced it with a new Memorandum titled with the subject “Marijuana Enforcement” from Attorney General Jeff Sessions which provides that each U.S. Attorney has the discretion to determine which types of cannabis-related cases should be federally prosecuted, thus ending the broad safe harbor provided under the Cole Memo.

As of January 26, 2018, 30 states, the District of Columbia and Guam allow their citizens to use medical cannabis through de-criminalization. Voters in the States of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Washington and the District of Columbia have legalized cannabis for adult recreational use.

We continue to follow and monitor the actions and statements of the Trump administration, the DOJ and Congress’ positions on federal law and cannabis policy. As the possession and use of cannabis is illegal under the CSA, we could be deemed to be aiding and abetting illegal activities through the equipment we intend to sell in the U.S. and directly violating federal law if we should begin producing Cannabis under State law. Under federal law, and more specifically the CSA, the possession, use, cultivation, and transfer of cannabis is illegal. Our equipment could be used by persons or entities engaged in the business of possession, use, cultivation, and/or transfer of cannabis.

As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, could seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities or directly violating the CSA. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal” (18 U.S.C. §2(a).) Enforcement of federal law regarding cannabis would likely result in the Company being unable to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Target Markets

We believe that not since the repeal of Prohibition in 1933, has a consumer product business opportunity of this magnitude been created simply by changes in the law. According to an IBISWorld report, the cannabis industry is expected to achieve rapid growth over the next five years. We believe the industry will continue to benefit from increasingly favorable attitudes towards medical cannabis-based treatments and applications as acceptance and legitimacy of cannabis continues to grow.

Our target markets are those where states or U.S. territories have legalized the production and use of cannabis, such as Puerto Rico, New Jersey, Tennessee, Georgia, Texas and Iowa.

Most recently, voters in California, Nevada, Maine and Massachusetts approved ballot measures to legalize cannabis for adult recreational use, bringing the total number of states with legalized recreational cannabis use to eight, in addition to the District of Columbia.

As of the date of this filing, 30 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form, including five states in 2016 alone. While it is difficult to estimate the amount of time it would take for a state to establish regulations relating to the sale of cannabis, or for those businesses engaged in this activity to begin generating revenue from operations, we anticipate, but no assurance can be given, that for new states legalizing the medical use of cannabis, revenues will begin to be realized in 2018 and 2019.

Continued development of the regulated cannabis industry depends on continued legislative authorization at the state level. Progress, while encouraging, is not assured and any number of factors could slow or halt progress in the cannabis industry.

Puerto Rico – Market Opportunity

Puerto Rico benefits from a large and growing tourism industry. According to an article published by Travel Pulse in March 2016 and by PRT Newswire dated December 2016, Puerto Rico’s tourism doubled from 5 million visitors in 2015 to 10 million in 2016. Importantly, patients who hold a license to buy medical marijuana in the 30 states where it is now legal may use their patient license to purchase marijuana at Puerto Rico’s dispensaries.

The Academic Sciences of Puerto Rico (ASPR), in collaboration with the Cannabis Doctors of Puerto Rico, conducted a certification program for doctors to obtain the Health Department (HD) license and recommended medicinal cannabis to nearly 200,000 patients. Based on such, and considering that Puerto Rico is an island with a population of 3.5 million, there is a potential market of 200,000 patients, or 6% of Puerto Rico’s current population. In addition, there is a potentially very large market opportunity presented by the burgeoning tourist industry. If only 2% of the tourist visiting Puerto Rico purchase medical marijuana, that would add another 200,000 patients on an annual basis or an average of approximately 18,000 patients per month.

We believe our initial locations present significant revenue potential and growth opportunity. We have strategically picked our initial locations based on the following factors: population density, disposable income, and proximity to commercial and districts tourist destinations.

California – Market Opportunity

California is the most populous state in the United States with a population of 39.3 million residents. California’s $2.67 trillion economy is larger than any other state. If it were a country, it would be the fifth largest in the world. In 2016, Proposition 64 was passed allowing the use of medicinal cannabis, and effective January 1, 2018, it became legal for adult use. Proposition 64 legalized commercial cultivation and sale of cannabis in California for medical use as of the date of passage. All cannabis activity is exclusively controlled through registration and permitting by local governments, and then the State issues the final operating license.

California’s tourism has been growing for seven straight years, having 268 million tourists spending $126.3 billion. The growth has been fueled by a strong economy and is a popular destination spot. Sales of cannabis products are estimated to be $7 billion and create 103,000 new jobs in California.

Medical Cannabis Market

The last five years have seen a dramatic shift in public opinion on medical marijuana, which is reflected in the direction of individual states toward legalization. A Quinnipiac Poll published by Politico on June 6, 2016 showed 89% of registered voters in the United States favor the use of medically prescribed cannabis. Thirty states and Washington, D.C., have enacted medical cannabis laws, and there are approximately 1.2 million registered patients within these states. The five states with the largest known current medical marijuana patient populations are: California, Colorado, Michigan, Oregon and Washington.

Cannabis is used for medicinal purposes and has proven to be an effective treatment for pain relief, inflammation and a number of other medical disorders. According to an IBISWorld report, new medical research and changing public opinion have boosted industry growth.

Doctors may prescribe ‘legalized’ medical cannabis in approved states where patients can receive a “recommendation” from a state-approved, licensed physician for the treatment of certain conditions specified by the state. Medical cannabis is being used to treat severe or chronic pain, inflammation, nausea and vomiting, neurologic symptoms (including muscle spasticity), glaucoma, cancer, multiple sclerosis, post-traumatic stress disorder, anorexia, arthritis, Alzheimer’s, Crohn’s disease, fibromyalgia, ADD, ADHD, Tourette’s syndrome, spinal cord injury and numerous other conditions. Cannabis oil has also been proven effective in treating epileptic seizures in children.

Recreational Cannabis Market

Eight states have legalized recreational cannabis – Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Washington, plus Washington, D.C. In November 2012, Colorado voters legalized recreational marijuana use. This history-changing legislation created a window of opportunity for the commercialization and state taxation of a plant group that has, until recently, been virtually untouchable and has set the wheels in motion for other states to follow. In July of 2014, Washington State launched its recreational program, while Oregon and Alaska and the District of Columbia voted to introduce recreational programs commencing in 2015. In November 2016, California, Maine, Massachusetts, and Nevada all passed ballot initiatives for the legalization of recreational cannabis. A Gallup Poll survey from October 2016 showed that 60% of Americans are in favor of legalizing cannabis.

Competition

We face significant competition in all aspects of our business. Specifically, we face competition from a number of companies that operate dispensaries in the legal cannabis market within the United States and U.S. territories.

While such competition exists within the industry as a whole, there is limited competition in Puerto Rico. Currently, there are seven dispensaries with approved licenses in Puerto Rico, and one of the seven is currently closed for lack of proper permits. There are 170 pre-qualified dispensary licenses, but it is expected that only 70-80 of those pre-qualified for dispensary licenses will meet all the government criteria and will have the necessary funding to operate.

We also anticipate additional competition from the unauthorized sale and purchase of cannabis through the “black market” in Puerto Rico, which is estimated by the government at $200 million annually. While we deem the “black market” to be a major competitor, we believe, although no assurance can be given, that we can transition those consumers by offering a greater variety of product at competitive prices.

Competitive Strengths

The Chief Scientist of Spirulinex, Sarah Rodriguez, is a leading researcher with experience in strain development and metabolic engineering for terpene production, restructuring of carbon metabolic fluxes, cellular metabolic analysis, bio-separation, and fermentation engineering. She holds a PhD from the University of California, Berkeley.

Consumers generally choose their dispensary based on several factors, including proximity to where they live and work, price, quality, variety and the overall service experience. We believe that our advantage stems from our relationships with our supplier. Our supplier, who operates a state-of-the art facility, has over 36 strands available and can produce up to 2,000 pounds a week. Our supplier, the largest in Puerto Rico in total production capacity, has agreed to sell products to us at reduced prices which we believe will allow us to achieve 75% gross margins, all while maintaining a major price advantage over competitors.

We also believe we possess certain other competitive strengths and advantages in the industries in which we intend to operate:

Range of Services. We intend to leverage our breadth of services and resources to deliver comprehensive, integrated solutions to companies in the cannabis industry—from operational, compliance and marketing consulting to products, security and financing services.

Strategic Alliances. We are dedicated to growing our business through strategic acquisitions, partnerships and agreements that will enable us to enter and expand into new markets. Our strategy is to pursue alliances with potential targets that have the ability to generate positive cash flow, effectively meet customer needs and supply desirable products, services or technologies, among other considerations. We anticipate that strategic alliances will play a significant role as more states pass legislation permitting the cultivation and sale of hemp and cannabis.

Regulatory Compliance. The state laws regulating the cannabis industry are changing at a rapid pace. Currently, there are 30 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico that have created a legislative body to manage the medical cannabis industry. Eight of those states also allow recreational use. We intend to take such steps necessary to ensure that all aspects of our operations are in compliance with all laws, policies, guidance and regulations to which we are subject and providing an opportunity to our customers and allies to use our services in order to ensure that they, too, are in full compliance are both critical components of our business plan.

Industry Knowledge. We continue to create, share and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase stockholder value. Our management team has business expertise, extensive knowledge of the cannabis industry and closely monitors changes in legislation. We intend to work with partners who will enhance the breadth of our industry knowledge.

Lending Capabilities. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses. Nevertheless, many banks and traditional financial institutions refuse to provide financial services to cannabis-related businesses. We plan to provide finance and leasing solutions to market participants using the FinCEN guidelines as a primary guide for compliance with federal law.

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance under the CSA and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this filing, 30 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo ultimately emphasizes the need for robust state regulation of marijuana. The memorandum “rests on its expectation that state and local governments that have enacted laws authorizing marijuana-related conduct will implement strong and effective regulatory and enforcement systems that will address the threat those state laws could pose to public safety, public health, and other law enforcement interests.” In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations.

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Farr Amendment to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. The Rohrabacher-Farr Amendment is effective through April 28, 2017, but as an amendment to an appropriations bill, it must be renewed annually. As of the date of this Form 10-K, it has not been renewed. The Compassionate Access Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) has been introduced in the U.S. Senate, which proposes to reclassify cannabis under the CSA to Schedule II, thereby changing the plant from a federally criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

However, as of the date of this filing, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been enacted, the Rohrabacher-Farr Amendment has been renewed as part of an omnibus spending bill, in effect through September 30, 2018.

Furthermore, on January 4, 2018, the U.S. Attorney General, Jeff Sessions, issued the Sessions Memo stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that given the Justice Department’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all of our work with our law enforcement partners throughout Colorado.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. As of the date of this Form 10-K, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result, we could be deemed to be aiding and abetting illegal activities, a violation of federal law. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government. However, once we commence operations, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

The Cole Memo

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, DOJ Deputy Attorney General James M. Cole issued the Cole Memo concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of the DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that the DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that the DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

●	the distribution of cannabis to minors;
●	revenue from the sale of cannabis from going to criminal enterprises, gangs and cartels;
●	the diversion of cannabis from states where it is legal under state law in some form to other states;
●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis;
●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;
●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and
●	cannabis possession or use on federal property.

Although the Sessions Memo has rescinded the Cole Memo and it is unclear at this time what the ultimate impact of that rescission will have on our business, if any, we intend to continue to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

FinCEN

FinCEN provided guidance regarding how financial institutions can provide services to cannabis-related businesses consistent with their BSA obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

●	bank (except bank credit card systems);
●	broker or dealer in securities;
●	money services business;
●	telegraph company;
●	card club; and
●	a person subject to supervision by any state or federal bank supervisory authority.

In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a cannabis-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

As part of its customer due diligence, a financial institution should consider whether a cannabis-related business implicates one of the Cole Memo Enforcement Priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a cannabis-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a cannabis-related business would be required to file suspicious activity reports. It is unclear at this time what impact the Sessions Memo will have on customer due diligence by a financial institution.

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. We plan to use the FinCEN Guidelines, as may be amended, as a basis for assessing our relationships with potential tenants, clients and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain and is expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance, and our stockholders may find it difficult to deposit their stock with brokerage firms.

Licensing and Local Regulations

Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws. Local laws at the city, county and municipal levels add a layer of complexity to legalized cannabis. Despite a state’s adoption of legislation legalizing cannabis, cities, counties and municipalities within the state may have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments or local voter referendum, and may otherwise be restricted by state laws. For example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There may be similar restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. Zoning can be subject to change or withdrawal, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

Regulatory Environment

The regulatory status of the cannabis industry is shifting rapidly at the state level, with momentum toward a change at the federal level through pressure on the U.S. Congress and the White House. Current federal regulations classify cannabis as a Schedule 1 substance, defined as “drugs with no currently accepted medical use and a high potential for abuse.” This drug classification also includes heroin, LSD and ecstasy.

The legal cannabis industry has evolved considerably over the past 3-5 years. We believe the industry has reached the tipping point for legalization through pressure from citizens’ groups in individual states for the legalization of medical and/or recreational marijuana. As reported by Pew Research Center in April 2015, nearly half (49%) of Americans say they have tried marijuana, and 12% have tried it within the past year.

In a national poll in October 2014 by Third Way, a public policy think tank, 78% of respondents favored allowing individuals to use marijuana for medical purposes if “recommended” by a doctor. This trend is further illustrated in recent surveys of public opinion for marijuana legalization rapidly outpacing opposition. A majority of Americans now favor broad legalization of marijuana. Opinions have changed drastically since 1969, when Gallup first asked the question and found that just 12% favored legalizing marijuana use compared to 89% as of June 6, 2016 showed 89%.

Millennials (currently 18-34) have been in the forefront of this change: 68% favor legalizing marijuana use, by far the highest percentage of any age group. But across all generations - except for the Silent Generation (ages 70- 87) – support for legalization has risen sharply over the past decade. Third Way also found that 67% of respondents favor Congress passing a bill giving states that have legalized marijuana a safe haven from federal marijuana laws, so long as they have a strong regulatory system, and when given an option of state or federal control, 60% favor states’ control in deciding whether to legalize marijuana.

Public support has given rise to the passage of new marijuana laws and regulations in a number of states, as well as multiple legal reforms on legislative dockets. Each state’s legal environment is unique, making it critical for businesses to know and understand the regulatory landscape on a state-by-state basis.

Another regulatory variable adding to the complexity of the legal cannabis market are the local laws at the municipality and county levels. Even when a state enacts legislation legalizing cannabis, each level of local government has the right to exercise restrictions on cannabis activities, such as retail, consumption, transportation and cultivation. Zoning is an area of particular concern, which is set forth at the local level. This can restrict where businesses can be located and the manner and size in which they operate. Understanding individual state’s laws and local regulations requires business operators and investors to account for multiple levels of regulatory compliance, such as how marijuana may be sourced, processed, distributed, and to whom, where and how it may be sold.

State Legal Status

While new state-level legalization efforts continue to expand the number of states involved in the cannabis industry, only a handful of existing states have any meaningful full-scale operations for the cultivation and distribution of cannabis. This presents a significant growth opportunity for investment over the next several years as the existing legalized states and new states’ markets come online.

●	Medical Cannabis Legalization - 30 states have legalized medical marijuana, plus Washington, D.C. and the U.S. territories of Guam and Puerto Rico

●	Recreational Cannabis Legalization - 8 states (AK, CA, CO, ME, MA, NV, OR, WA, plus Washington, D.C.) have passed laws that allow for adult recreational use of marijuana

Federal Legal Status

Cannabis is still classified as an illegal substance in the U.S. The Drug Enforcement Agency (“DEA”) and the Food and Drug Administration (“FDA”) currently classify cannabis as a Schedule 1 drug under the Controlled Substances Act. The classification makes cannabis illegal under federal law to cultivate, manufacture, distribute or possess cannabis, and has created a discrepancy between state’s rights and federal law.

This discrepancy has created a complicated environment for cannabis businesses in regards to restrictive banking regulations, interstate trade, IRS tax code and federal bankruptcy laws, especially for companies that directly “touch the plant” such as growers and distributors. For example, FinCEN provided guidance regarding how financial institutions can provide services to cannabis-related businesses consistent with their BSA obligations. While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. We plan to use the FinCEN Guidelines, as may be amended, as a basis for assessing our relationships with potential tenants, clients and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain but expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

Additionally, because the possession or distribution of cannabis violates federal law, banks that provide services may face the threat of prosecution or sanctions and thus we may have difficulty acquiring or maintaining bank accounts and insurance, and our stockholders may find it difficult to deposit their stock with brokerage firms.

The banking issues created by the federal laws have required the cannabis industry to focus on viable alternatives and have created opportunities for new providers, from finance companies to security and software firms. The issue of interstate trade requires companies that grow or distribute cannabis to duplicate efforts within each state they wish to legally operate and has limited the development of ‘national’ brands. These laws do not directly affect companies operating in ancillary businesses.

In February 2014, the White House and the Department of the Treasury gave a roadmap for conducting transactions with cannabis companies operating within state regulations. The most sweeping federal reforms to date, however, have come from Congress in the federal spending bill that passed both Houses in June 2015 and continued in June 2016. Congress voted to protect state medical marijuana and hemp laws from federal interference and cut the DEA’s budget. As an example of increased support for the removal of federal laws banning medical marijuana, the medical marijuana-protecting amendment passed the House 219-189 and became law last year and was accepted by a larger 242-186 majority this year, with even more Republican members’ support.

The Senate also introduced The Compassionate Access, Research Expansion and Respect States (CARERS) Act in March 2015, co-sponsored by Senator Rand Paul (R-Ky.) and now by 19 total U.S. Senators, which seeks to drastically reduce the federal government’s ability to crack down on state-legal medical marijuana programs, open the banking system, reclassify cannabis’ Schedule 1 drug rating and encourage more research through several major changes in federal law. This legislation currently is waiting for the Senate Judiciary Chair to grant the bill a hearing.

Ancillary Cannabis-Related Businesses

As more states enact cannabis legislation, the demand for cannabis-related products and services grows. The rapid expansion of the cannabis market combined with more sophisticated management teams and business models entering the market has spurred the development of numerous cannabis-related niche markets. These ancillary markets that do not physically “touch the plant” include infrastructure and support for the cannabis industry in such areas as social media, security, consulting, delivery systems, financial services, software & high-tech, electronic hardware, infused products, extracts & oils, hemp production, ancillary cultivation solutions, and retail.

As mentioned, the federal government still classifies cannabis as a Schedule 1 substance, which leaves many traditional businesses fearing reputational and legal risks of serving the cannabis industry. However, ancillary businesses that do cater to the legal cannabis industry are well positioned to benefit from the growth in the industry.

Employees

As of April 17, 2018, we have seven full-time employees and no part time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have a limited operating history and face many of the risks and difficulties frequently encountered by an early stage company.

Although our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation, we also operate in an evolving industry that may not develop as expected. Furthermore, our operations will likely continue to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

● competition from other similar companies;

● regulatory limitations on the products we can offer and markets we can serve;

● other changes in the regulation of medical and recreational cannabis use;

● changes in underlying consumer behavior;

● our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

● challenges with new products, services and markets; and

● fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

We may need to secure additional financing.

While we have raised funds that we believe will be sufficient to fund our operations for the next twelve months, we anticipate that we may require additional funds for our operations in the future. If we are not successful in securing additional financing when needed, we may be unable to execute our business strategy, which could result in curtailment of our operations.

Our ability to raise additional capital is uncertain and dependent on numerous factors beyond our control including, but not limited to, economic conditions and availability or lack of availability of credit. We currently do not have any committed external source of funds.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	continue to expand our development, sales and marketing teams;
●	acquire complementary technologies, products or businesses;
●	if determined to be appropriate, expand our global operations;
●	hire, train and retain employees; and
●	respond to competitive pressures or unanticipated working capital requirements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The United States federal government regulates drugs through the Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, 30 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo ultimately emphasizes the need for robust state regulation of marijuana. The memorandum “rests on its expectation that state and local governments that have enacted laws authorizing marijuana-related conduct will implement strong and effective regulatory and enforcement systems that will address the threat those state laws could pose to public safety, public health, and other law enforcement interests.” In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations.

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9th Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has been renewed as part of an omnibus spending bill, in effect through September 30, 2018.

Furthermore, on January 4, 2018, the U.S. Attorney General, Jeff Sessions, issued a written memorandum (the “Sessions Memo”) to all U.S. Attorneys stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that given the Justice Department’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all of our work with our law enforcement partners throughout Colorado.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we intend to do so in the future, and thus we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. At such time, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and distributing medical or recreational cannabis, should we determine that such activities are in the best interest of the Company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers and tenants. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in a growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Large, well-funded business sectors may have strong economic reasons to oppose the development of the cannabis industry. For example, medical cannabis may adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business.

We operate in a highly competitive industry.

The markets for ancillary businesses in the medical cannabis and recreational cannabis industries are competitive and evolving. There is no material aspect of our business that is protected by patents, copyrights, trademarks, or trade names, and we face strong competition from larger companies that may offer similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than us, and there can be no assurance that we will be able to successfully compete against these or other competitors.

Given the rapid changes affecting the global, national, and regional economies generally and the medical cannabis and recreational cannabis industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal and regulatory changes. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.

We may be unable to obtain capital to fully execute our business plan.

Our business plan involves the acquisition of additional dispensaries with the goal of operating 10 locations within the next 12 months, and up to 15 locations by the end of 2018. We anticipate that we will need additional capital in the future to fully execute our business plan. However, there can be no assurance that we will be able to obtain financing on agreeable terms, if at all, and any future sale of our equity securities will dilute the ownership of our existing stockholders and could be at prices substantially below the price of the shares of common stock sold in the past. If we are unable to obtain the necessary capital, we may need to delay the implementation of, or curtail our business plan.

We face risks associated with strategic acquisitions.

As an important part of our business strategy, we intend to acquire additional dispensaries. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

● the applicable restrictions on cannabis industry and its participants may limit the number of available suitable businesses and dispensaries that we can acquire;

● any acquired dispensary could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

● we may incur or assume significant debt in connection with our acquisitions;

● acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

● acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

Our future success depends on our ability to grow and expand our customer base and operational territory.

Our success and the planned growth and expansion of our business depend on our products and services achieving greater and broader acceptance, resulting in a larger customer base, and on the expansion of our operations into new areas and markets. However, there can be no assurance that customers will purchase our products, or that we will be able to continually expand our customer base. Additionally, if we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy.

Operating in new markets may expose us to new operational, regulatory or legal risks and subject us to increased compliance costs. We may need to modify our existing business model and cost structure to comply with local regulatory or other requirements. Facilities we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis, may have higher construction, occupancy or operating costs, and may present different competitive conditions, consumer preferences and spending patterns than we anticipate.

Any of the above could materially impair our ability to increase sales and revenue.

Conditions in the economy, the markets we serve and the financial markets generally may adversely affect our business and results of operations.

Our business is sensitive to general economic conditions. Slower economic growth, volatility in the credit markets, high levels of unemployment, and other challenges that affect the economy adversely could affect us and our customers and suppliers. If growth in the economy or in any of the markets we serve slows for a significant period, if there is a significant deterioration in the economy or such markets or if improvements in the economy do not benefit the markets we serve, our business and results of operations could be adversely affected.

We depend on our management, certain key personnel and board of directors, as well as our ability to attract, retain and motivate qualified personnel.

Our future success depends largely upon the experience, skill, and contacts of our officers and directors, and the loss of the services of these officers or directors may have a material adverse effect upon our business. Additionally, shortages in qualified personnel could also limit our ability to successfully implement our growth plan. As we grow, we will need to attract and retain highly skilled experts in the cannabis industry, as well as managerial, sales and marketing, security and finance personnel. There can be no assurance, however, that we will be able to attract and retain such personnel.

Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.

We depend on third party suppliers to produce and timely deliver our inventory. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers to resolve production issues could disrupt our ability to fulfill orders. Any changes in our suppliers to resolve production issues could also disrupt our business due to delays in finding new suppliers.

Furthermore, we cannot provide assurance that our internal controls and compliance systems will always protects us from acts committed by our employees, agents or business partners in violation of U.S. federal or state laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

Our ability to grow successfully requires that we have an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Catastrophic events may disrupt our business.

Our inventory, dispensaries and overall operations are vulnerable to damage or interruption from fires, floods, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events. Additionally, we rely on our third-party suppliers for our inventory. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, and lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Puerto Rico is susceptible to hurricanes and major storms, which could further deteriorate Puerto Rico’s economy and infrastructure.

Recent hurricanes in Puerto Rico have significantly impacted government operations and infrastructure, causing a disruption in economic activity. These adverse effects could delay completing construction of our locations, as well as the issuance of the requisite operating licenses from the Department of Health of Puerto Rico in order to commence operations. Our construction sites did not suffer any substantial damage. As of the date of this Form 10-K, we have completed construction on one of our dispensary locations in Puerto Rico, five are currently under construction, and we anticipate commencing construction on the remaining location during the second quarter of 2018. However, there can be no assurance that we will complete construction, receive the requisite operating licenses or even commence operations during such time.

Any new or changes made to laws, regulations, rules or other industry standards affecting our business may have an adverse impact on our financial results.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business within the cannabis industry, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States, cannabis is currently classified as a Schedule I controlled substance under the CSA and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state laws, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

Notwithstanding the CSA, as of the date of this filing, 30 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

Such conflict between federal laws and state laws regarding cannabis has created a complicated environment for cannabis businesses in regards to restrictive banking regulations, interstate trade, IRS tax code and federal bankruptcy laws, especially for companies that directly “touch the plant” such as growers and distributors. For example, since the possession or distribution of cannabis violates federal law, banks that provide services may face the threat of prosecution or sanctions. As a result of being denied banking services or direct access to conventional loans, many of the companies that grow or distribute cannabis directly are forced to transact business on a cash-only basis.

The banking issues created by the federal laws have required the cannabis industry to focus on viable alternatives and have created opportunities for new providers, from finance companies to security and software firms. The issue of interstate trade requires companies that grow or distribute cannabis to duplicate efforts within each state they wish to legally operate and has limited the development of ‘national’ brands. If we are unable to raise capital or conduct operations as a result of various laws and regulations, we may be unable to finance our activities which would have an adverse impact on our operations and financial results.

Laws and regulations affecting the cannabis industry are constantly changing, and this may affect our consumer base in ways that we are unable to predict.

Local, state and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations. We cannot predict the nature of any future laws, regulations, interpretations or applications that may affect us, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on the vitality of the cannabis legalization movement or the unification or popularity of the community in favor of legalization, the members of which community form our anticipated consumer base and underpin our business model.

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company’s common stock is quoted on the OTC Pink Market under the symbol “GSRX”. However, there has been minimal reported trading to date in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. As previously disclosed, the Company intends to list our common stock for quotation on the OTCQB Marketplace; however, there can be no assurance that the application will be approved. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

● variations in our quarterly operating results;

● announcements that our revenue or income are below analysts’ expectations;

● general economic slowdowns;

● sales of large blocks of the Company’s common stock; and

● announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Because we became a public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition”, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

Voting power is highly concentrated in one stockholder.

Peach Management LLC currently beneficially owns approximately 41.47% of our outstanding common stock, as well as one thousand (1,000) shares of Series A Preferred Stock which entitles it to 51% of the voting power. In addition, pursuant to the Certificate of Designation for of the Series A Preferred Stock, the Company is prohibited from designating any other class or series of preferred stock without first obtaining prior approval from the holder of the Series A Preferred Stock. Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. A lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Our stockholders may experience significant dilution.

We have a significant number of warrants to purchase our common stock outstanding, the exercise of which would be dilutive to stockholders. In certain instances, the exercise prices are subject to adjustment if we issue or sell shares of our common stock or equity-based instruments at a price per share less than the exercise price then in effect. In such case, both the issuance and the adjustment would be dilutive to stockholders.

We may from time to time finance our future operations or acquisitions through the issuance of equity securities, which securities may also have rights and preferences senior to the rights and preferences of our common stock. We may also grant options to purchase shares of our common stock to our directors, employees and consultants, the exercise of which would also result in dilution to our stockholders.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue, upon obtaining prior consent from the holder of Series A Preferred Stock, up to 9,999,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at Building No. 3, P.R. 696, int. Jose Efron Ave., Dorado, PR 00646. We have leases at the following locations:

Location	Monthly Rent	Description
Fajardo, Puerto Rico	$3,216	● 2,774 square feet
Carolina, Puerto Rico	$4,500	● 2,500 square feet
Dorado, Puerto Rico	$6,052	● 1,900 square feet
San Juan, Puerto Rico	$1,600	● 1,500 square feet
Isla Verde, Puerto Rico	$2,850	● 1,800 square feet
Hato Rey, Puerto Rico	$1,600	● 1,150 square feet
Bayamon, Puerto Rico	$2,099	● 3,000 square feet
Point Arena, California	$1,200	● 800 square feet
Nashville, Tennessee	$2,999	● 1,245 square feet
San Francisco, CA	$15,000	● 4,500 square feet

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business. No director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink Tier of the OTC Markets, Inc. under the symbol “GSRX”. The following table sets forth the high and low closing quotations for our common stock for each quarterly period within the two most recent fiscal years. There has been minimal reported trading to date in the Company’s common stock.

The following table sets forth the high and low closing quotations for our common stock on the OTC Pink for the periods shown. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter ended	High	Low
December 31, 2017	$12.00	$4.75
September 30, 2017	19.00	6.75
June 30, 2017	16.05	0.96
March 31, 2017	0.96	0.75
December 31, 2016	0.96	0.50
September 30, 2016	0.96	0.96
June 30, 2016	1.00	0.96
March 31, 2016	1.00	1.00

Holders

As of April 17, 2018, there were 41,460,204 shares of our Common Stock issued and outstanding. There were 59 stockholders of record at this time.

Dividend Policy

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Recent Sales of Unregistered Securities

Share Exchange Agreement

On May 11, 2017, the Company entered into the Exchange Agreement with Peter Zachariou, the majority shareholder of the Company (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”) and warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”, and together with the Exchange Shares, the “Exchange Securities”). The transaction closed on May 11, 2017 (the “Closing Date”).

In issuing the Exchange Securities to the Member, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Debt Exchange Agreement

On May 11, 2017, the Company also entered into a debt exchange agreement (the “Debt Exchange”) with Fountainhead Capital Management Limited (“Fountainhead”), a related party, whereby Fountainhead agreed to cancel a promissory note in the aggregate amount of $510,652 plus accrued interest of $129,265. As consideration, Fountainhead received an aggregate of 1,800,000 shares of the Company’s common stock, of which 200,000 shares of common stock have already been issued.

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

December 2017 Offering

On December 27, 2017, the Company entered into a subscription agreement (the “December Agreement”) with selected accredited investors (each, an “Investor” and, collectively, the “Investors”). Pursuant to the terms of the December Agreement, the Company offered in a private placement (the “December Offering”) up to Five Million Dollars ($5,000,000) of shares of its Common Stock. The Offering closed on December 28, 2017. The Company issued a total of 7,075,293 shares of Common Stock for total gross proceeds of $5,000,000.

Board Advisory Consultant

Effective December 28, 2017, the Company appointed Alexander Zhilenkov as a board advisory consultant of the Company. In this capacity, Mr. Zhilenkov will provide support and strategic advice to the Company in identifying new business opportunities and expanding its operations geographically. In consideration for the services to be provided, the Company agreed to issue Mr. Zhilenkov an aggregate of 2,358,431 shares of common stock, par value $0.001 per share, payable annually over a three-year period, subject to continuous service as a board advisory consultant. The annual fee is subject to vesting as follows: (i) one-third on December 28, 2017; (ii) one-third on December 28, 2018; and (iii) one-third on December 28, 2019.

Consultant Issuances

During the quarter ended December 31, 2017, the Company issued an aggregate of 3,717,572 shares of common stock, par value $0.001 per share for services rendered.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

February 2018 Offering

On February 23, 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the February Agreement, the Company sold in a private placement (the “February Offering”) an aggregate of 230,334 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit. The Offering resulted in $691,001 total gross proceeds. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) one (1) warrant to purchase shares of the Company’s common stock (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $6.00 per share, subject to adjustment as provided in the Warrant agreement.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “Green Spirit” refer to Green Spirit Industries Inc., a Nevada corporation, individually, or as the context requires, collectively with its consolidated subsidiaries.

Green Spirit Industries Inc. was incorporated in Nevada under the name “Cyberspace Vita, Inc.” on November 7, 2006. The Company’s original business plan was to create and conduct an online business for the sale of vitamins and supplements; however, Cyberspace never generated any meaningful revenues. On May 5, 2008, Cyberspace discontinued its prior business and changed its business plan.

Following discontinuation of its initial business plan, the Company’s business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance stockholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

On May 11, 2017, the Company entered into an Exchange Agreement with Project 1493, and the sole member of 1493, pursuant to which the member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 of its restricted shares of common stock and warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share.

As a result of the Exchange Agreement, 1493 became a wholly-owned subsidiary of the Company, and the business of 1493 became the business of the Company. The Company, together with its wholly-owned subsidiary, is in the business of acquiring, developing and operating medical cannabis dispensaries in Puerto Rico.

On May 12, 2017, the Company changed its name from “Cyberspace Vita, Inc.” to “Green Spirit Industries Inc.”

As of the date of this Report, we have financed operations through a combination of equity financings including net proceeds from the private placements of stock. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements into the first half of fiscal 2019, at which point we anticipate nearing or reaching cash-flow breakeven. See “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2017 Compared to December 31, 2016

The following table summarizes the results of our operations during the fiscal years ended December 31, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/17 (audited)	12/31/16 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$	0.0%
Operating expenses	26,082,960	0			%
Interest expense	0	0			%
Net loss	26,082,960	0)			%
Loss per share of common stock	(1.33)	0.00)			%

We incurred a net loss of $26,082,960 for the fiscal year ended December 31, 2017 as compared with a net loss of $88,038 for the fiscal year ended December 31, 2016. The loss is primarily due to professional, consulting and investor relation fees related to the cost of compliance with filing requirements. The increase in interest expense resulted from additional advances to Cyberspace from Fountainhead Capital Management Limited. Cyberspace also paid Fountainhead Capital Management Limited an annual management fee of $40,000.

Net Cash Used in Operating Activities

We used $1,030,855 in operating activities during the year ended December 31, 2017. The use of cash was primarily a result of the net loss of $1,225,420, which is the net loss of $26,082,960 less the shared based compensation of $24,857,540. In addition, we used $20,650 for prepaid expenses and $7,300 for rent deposits. The use of cash was offset by the increase in accounts payable of $222,515.

Net Cash Used in Investing Activities

We used $744,627 in investing activities during the year ended December 31, 2017. We used $375,000 to purchase the legal rights, permits and pre-qualified licenses of four medical cannabis dispensaries. We paid $369,627 for interim payments to a contractor for construction costs of four dispensaries.

Net Cash From Financing Activities

We received $8,533,500 from financing activities. We received $8,300,000 from proceeds for the issuance of common stock and warrants. In addition, we received proceeds of $231,000 for common stock held in escrow for stock certificates not issued by December 31, 2017. We also received $1,000 from the capitalization of our subsidiary, Project 1493, LLC and $1,000 from an advance to open a bank account.

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 7 to the Financial Statements.

Liquidity and Capital Resources

As of December 31, 2017, we had $6,758,018 cash on hand as of December 31, 2017 compared to $0 as of December 31, 2016. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

During 2017, we have financed our operations during the year through proceeds from the proceeds of an offering conducted by the Company in the amount of $8,300,000.

As of December 31, 2016, Cyberspace had no assets, a working capital deficit of $622,023 and an accumulated deficit of $666,301 through December 31, 2016. Its operating activities used $62,242 in cash for the fiscal year ended December 31, 2016. Cyberspace earned no revenue during the fiscal year ended December 31, 2016.

At December 31, 2016, Cyberspace had loans and notes outstanding from a stockholder in the aggregate amount of $480,636 plus accrued interest, which represents amounts loaned to Cyberspace to pay for its expenses of operation. On December 31, 2016, the payee under the Note and Cyberspace agreed that the due date of the Note would be extended to December 31, 2016.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our securities.

Seasonality

Our operating results were not affected by seasonality.

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

Recent Developments

On May 11, 2017, Cyberspace entered into an Exchange Agreement with Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico, and the sole member of 1493, pursuant to which the member transferred all of the outstanding membership interests of 1493 to the Cyberspace in exchange for 16,690,912 of its restricted shares of common stock and warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share. As a result, 1493 became a wholly-owned subsidiary of Cyberspace, and the member of 1493 acquired a controlling interest in the Cyberspace. For accounting purposes, the Share Exchange was treated as an acquisition of Cyberspace and a recapitalization of 1493. As a result of the acquisition of all the issued and outstanding membership interest of 1493, we have now assumed 1493’s business operations as our own.

On May 12, 2017, the Board of Directors (the “Board”) of the Company approved a change in the name of the Company to “Green Spirit Industries Inc.” (the “Name Change”). On the same day, the holder of a majority of the Company’s issued and outstanding stock also approved the Name Change by written consent.

Purchase of The Green Room

On March 7, 2018, the Company, through its wholly-owned subsidiary, GS Mendocino, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Coastal Patient Network d/b/a The Green Room Wellness Center (the “Seller”), pursuant to which GS Mendocino will acquire all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California (the “Retail Business”) for total cash consideration of $350,000 (the “Purchase Price”), subject to certain closing conditions. Pursuant to the Asset Purchase Agreement, GS Mendocino will purchase certain assets from the Seller, effective upon satisfaction of certain closing conditions, cash and cash equivalents, equipment, inventory, supplies, receivables, trade names, and certain intangible assets of the business. GS Mendocino will not acquire certain intangible assets nor will it assume any of the Seller’s liabilities. The Asset Purchase Agreement contains customary representations and considerations of each of the parties.

In connection with the Asset Purchase Agreement, on March 7, 2018, GS Mendocino entered into a short-term lease with the landlord of the building where the Retail Business operates. The lease agreement provides for a term of sixty (60) days, which may be extended for up to an additional thirty (30) days, during which time GS Mendocino and the landlord will negotiate more definitive terms of the arrangement. In addition, GS Mendocino will make lease payments in the amount of $1,200 per month.

Coinciding with the lease, the Company through its wholly-owned subsidiary 138 Main Street PA, LLC, entered into a contract on March 1, 2018 to purchase the building for $195,000. The Green Room currently occupies the building. The Company transferred $19,500 into an escrow account on execution of the contract, and will pay the remaining $175,500 at the closing date, which is to be determined.

Letter of Intent – Progressive Collectives, LLC

On January 26, 2018, the Company entered into a letter of intent with Progressive Collectives, LLC (“Progressive”), pursuant to which Progressive would sell and transfer the assets of a cannabis dispensary business, and the Company would purchase and assume the assets of such cannabis dispensary business, subject to the terms and conditions of the letter of intent with Progressive. Subject to a satisfactory due diligence investigation by the Company, and entry into a definitive agreement by and among the parties, the anticipated closing date of the proposed transaction shall be on or before April 30 2018. The Company and Progressive have signed extensions of time to complete the due diligence, the most recent one on March 23, 2018, extending the period for due diligence until ten days after Progressive files its 2017 Federal income tax return.

Board of Directors

On February 12, 2018, the Board increased the size of the Board by two (2) members and to appoint the following individuals to serve as directors of the Corporation, Harlan R. Ribnik, MD and Steven Farkas.

In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Corporation as follows: (i) a monthly fee of One Thousand Dollars ($1,000); and (ii) a quarterly fee of shares of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”), in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

On March 12, 2018 the Board appointed Mr. Christian Briggs as Chairman of the Board of the Company, effective immediately. Mr. Ball discussed the appointment of a fourth member to the Board, and recommended that the Board increase the number of members on the Board from three (3) to four (4) in accordance with the Company’s Bylaws. Mr. Ball further recommended that the Board appoint Mr. Briggs as Chairman of the Board.

February Private Placement

On February 23, 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the February Agreement, the Company sold in a private placement (the “February Offering”) an aggregate of 230,334 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit. The Offering resulted in $691,001 total gross proceeds. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) one (1) warrant to purchase shares of the Company’s common stock (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $6.00 per share, subject to adjustment as provided in the Warrant agreement.

Option to Purchase Building

On February 27, 2018, Project 1493, LLC remitted $50,000 in the form of an option to purchase a building located at 51 McLeary Street in San Juan, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company anticipates closing prior to the end of April 2018. The Company would continue to lease the property to the current tenant, a medical cannabis dispensary under the current lease which expires January 31, 2021.

Spirulinex, LLC

On March 3, 2018, the Company entered into an operating agreement (the “Operating Agreement”) with Solunas Aqua Corp., a California corporation (“Solunas”), relating to the formation of Spirulinex, LLC, a California limited liability company (“Spirulinex”). Spirulinex was formed as a joint venture between the Company and Solunas (the “Joint Venture”) for the purpose of carrying out the manufacturing cannabis and cannabinoid products for distribution in the State of California (the “Business). The Operating Agreement will govern the terms of the Joint Venture, which will become effective upon satisfaction of certain closing conditions, including among other things, the requirement that (i) the Company contribute to Spirulinex an aggregate of 200,000 shares of common stock, par value $0.001 per share; (ii) the Company contribute to Spirulinex a total of $350,000 to fund the Business; and (iii) Solunas enter into an IP assignment agreement and IP purchase agreement with Spirulinex for all intellectual property and provisional patents relating to the Business. Upon the Effective Date, the Company will make an initial capital contribution of $510 in cash for 51% of the membership interests of Spirulinex, and Solunas will make an initial capital contribution of $490 in cash for 49% of the membership interests of Spirulinex. Pursuant to the Operating Agreement, any transfer of membership interests will require, among other things, the unanimous written approval of all other members.

Sunset Connect Oakland, LLC

On March 26, 2018, the Company entered into an operating agreement (the “Operating Agreement”) with Happy VA Corp., a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland,LLC, a California limited liability company (“Sunset”). Sunset was formed as a joint venture between the Company and Happy (the “Joint Venture”) for the purpose of carrying out the growing of cannabis for distribution in the State of California (the “Business). The Operating Agreement will govern the terms of the Joint Venture, the Company will make an initial capital contribution of $550 in cash for 55% of the membership interests of Spirulinex, and Solunas will make an initial capital contribution of $450 in cash for 45% of the membership interests of Sunset. Pursuant to the Operating Agreement, any transfer of membership interests will require, among other things, the unanimous written approval of all other members.

Green Spirit Essentials, LLC

On March 26, 2018, the Company entered into an operating agreement (the “Operating Agreement”) with Happy VA Corp., a California corporation (“Happy”), relating to the formation of Green Spirit Essentials, LLC, a California limited liability company (“GS Essentials”). GS Essentials was formed as a joint venture between the Company and Happy (the “Joint Venture”) for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California (the “Business). The Operating Agreement will govern the terms of the Joint Venture, the Company will make an initial capital contribution of $550 in cash for 55% of the membership interests of Spirulinex, and Solunas will make an initial capital contribution of $450 in cash for 45% of the membership interests of GS Essentials. Pursuant to the Operating Agreement, any transfer of membership interests will require, among other things, the unanimous written approval of all other members.

Bayamon Lease

On March 14, 2018, Project 1493, LLC entered into an operating lease for the building located at A-15 Acacia Street, Avenida Lomas Verdes, Bayomon, Puerto Rico for five years beginning March 12, 2018 and ending March 11, 2023; with an initial term of ninety days to obtain all of the permits required to operate a medical cannabis dispensary. The initial three months lease obligation will be $2,099 per month and $3,000 for the next nine months. Subsequently, the monthly lease obligation will increase $100 per month for the remaining four years. The lease is triple net, as all utilities, insurance and taxes will be paid by Project 1493.

138 Main Street PA, LLC

On March 19, 2018, the Company organized 138 Main Street PA, LLC (“138”) to hold certain real property, located at 138 Main Street, Point Arena, California. On March 7, 2018 the Company entered into an agreement to purchase the building at 138 Main Street, Point Arena, California. On March 28, 2018 the Company deposited $19,500 into escrow per the requirements of the contract to purchase the building. The Company entered into a sixty lease until the purchase transaction can be completed.

San Francisco, CA Lease

On April 13, 2018, Spirulinex entered into an operating lease for the 4,500 square foot building located at 570 Bryant Street, San Francisco, CA for five years beginning May 1, 2018 and ending April 30, 2023. Upon execution of the lease, Spirulinex will pay $110,000 for May, 2018 rent and $95,000 security deposit. During the 2-4th years of the lease, a monthly rent amount of the security deposit will be applied against the first month of rent for that year. The initial 12 months lease obligation will be $15,000 per month and increasing $1,000 per month for the subsequent four years. Spirulinex has an option to renew the lease for an additional five years at fair market value. The lease is triple net, as all utilities, insurance and taxes will be paid by Spirulinex.

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

Plan of Operations

We have generated immaterial revenues from our current business operations of selling medical cannabis and cannabis products. We have completed construction on our Dorado dispensary location, which opened for business on March 28, 2018; and are currently under construction at our dispensary locations in Carolina, Fajardo, Andalucia and Hato Rey. We anticipate applying for occupancy permits by during the second quarter of 2018. We anticipate commencing operations at our Dorado, Carolina, Andalucia, Hato Rey and Fajardo dispensaries by the end of our second quarter of 2018, provided the Department of Health of Puerto Rico (the “DHPR”) issues the requisite operating permits at such locations. We anticipate beginning construction at the remaining locations during the second quarter of 2018, with the goal of having all locations fully operational by the end of the second quarter of 2018. However, there can be no assurance that all six dispensaries will be fully operational at such time.

Over the next 12 months, we plan to continue identifying, purchasing and operating medical cannabis dispensaries. We expect to operate 5 locations in the next 12 months and 10 locations by the end of 2019. Our current fixed overhead is approximately $140,000 per month. We anticipate fixed overhead increasing when the dispensaries begin operations. We expect that we will need up to an additional $1.5 million to complete development and operate five more locations in the next 12 months. If necessary, the Company expects to raise additional equity capital to complete the development of the dispensaries.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to provide the reasonable assurance discussed above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of all of our directors and executive officers as of April 2, 2018. Our Board of Directors is currently comprised of three members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Positions Held

Leslie Ball	72	Chief Executive Officer, Director

Christian Briggs	51	Chairman

Dr. Harlan R. Ribnik	65	Director

Steven W. Farkas	49	Director

Thomas Gingerich	57	Chief Financial Officer, Secretary

Leslie Ball is a member of our board of directors and is our Chief Executive Officer. Mr. Ball has served as Vice Chairman of the Board of Directors of Cinsay, Inc. since 2009. Before that, Mr. Ball was the Chief Executive Officer and president of Corral West Ranchwear. Under his guidance, the company became one of the largest retailers of western and workware and grew to 140 locations in the United States. At Montgomery Ward Corporation, Mr. Ball was President of Softgoods and Foreign Offices as well as Executive Vice President, where he headed its apparel business. His retail experience also encompasses another 22 years in various executive roles at R.H. Macy, Inc., including President of Macy’s East, President of Macy’s Wholesale, President of Macy’s South, and Chairman and Chief Executive Officer of Macy’s Midwest. Mr. Ball attended the Detroit Institute of Technology.

Christian Briggs is Chairman of our board of directors. Mr. Briggs, co-founded Cinsay Inc. (“Cinsay”) in 2007, which is engaged in the development of an interactive advertising, marketing and e-commerce video platform. From 2009 to 2016, Mr. Briggs served as Chairman of the board of directors and Chief Executive Officer Cinsay. While Chief Executive Officer, Mr. Briggs raised in excess of $130 million of institutional and venture capital funds to build out the online interactive video platform. In addition, Mr. Briggs was the leading intellectual property scientist, where he worked directly with the company’s intellectual property team and its attorneys in both the United States and overseas. With Mr. Brigg’s extensive experience in company development, executive leadership and knowledge of intellectual property, the board believes he will complement our board of directors.

Dr. Harlan R. Ribnik, M.D. joined the Company as a member of our board of directors in February 2018. Dr. Ribnik is a board certified anesthesiologist and has been practicing medicine since 1985. Since 2014, Dr. Ribnik has practiced at the Mountain View Regional Hospital in Casper, WY. He is also affiliated with the Cheyenne Regional Medical Center and Pain Consultants of the Rockies, a Cheyenne-based practice focused on the care of patients with intractable pain. Dr. Ribnik has also served in the Medical Corps with the US Army Reserve. Following his medical training and military service, Dr. Ribnik has served as a consultant at the VA Medical Center in Cheyenne, WY and has taught at the University of Wyoming, College of Human Medicine. Dr. Ribnik received his medical degree from the University of Colorado, Denver.

Steven W. Farkas joined the Company as a member of our board of directors in February 2018. Mr. Farkas has served as acting Dean and Director of the University of Wyoming, College of Business since 2009. Also since 2009, Mr. Farkas served as a strategic advisory and management consultant, where he specialized in organizational integration and business process optimization. From 2006 to 2008, Mr. Farkas served as Chief Operating Officer of BTWW Retail, L.P., a retailer of specialty apparel. Prior to that, he served as Senior Vice President of Corral West Ranchwear, Inc., a specialty apparel retailer from 1993 to 2006. Mr. Farkas has extensive experience in operations and logistics, human resources, and higher education leadership. He was appointed by the Governor of Wyoming to serve on the State’s Economic Diversity Advisory Committee, a position he has held since 2017. Mr. Farkas earned a Bachelor of Arts from the University of Florida and his Master of Business Administration from the University of Wyoming.

Thomas Gingerich serves as our Chief Financial Officer and Secretary. He has 35 years of accounting experience in public and private practice, specializing in tax compliance, structures and tax planning. He is a former Partner at Lain, Faulkner & Co, PC specializing in forensic accounting. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Involvement is Certain Legal Proceedings

No director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

There are currently no committees of the Board of Directors, and the Company does not presently have a director who meets the definition of an “audit committee financial expert”.

Code of Ethics

Our board of directors intends to adopt a code of ethics that our officers, directors and any person who may perform similar functions will be subject to.

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable prior to the reverse merger. Our former sole officer and director, Alexander Diener, did not receive any compensation for the services he rendered to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees prior to the reverse merger. In addition, no compensation has been paid or due to our current officers and director as of December 31, 2017.

During fiscal year 2017, Mr. Ball was paid $32,500 cash, 635,000 shares and 100,000 warrants and Mr. Gingerich was paid $85,000 in cash, 500,000 shares and 100,000 warrants.

Employment Agreements with Named Officers

Leslie Ball. On March 27, 2018, the Company entered into an Executive Consulting Agreement with Leslie A. Ball, the Company’s Chief Executive Officer and member of its Board (the “Ball Consulting Agreement”). Pursuant to the Ball Consulting Agreement, the Company engaged Mr. Ball to provide such services and to perform such duties and functions customarily performed by, and to have all the responsibilities customary to, the role of Chief Executive Officer of the Company and any of its subsidiaries, as more fully described in the Ball Consulting Agreement. The Ball Consulting Agreement shall be effective as of January 1, 2018, in accordance with the terms therein. As compensation under the Ball Consulting Agreement, Mr. Ball shall be entitled to receive a monthly cash fee of $20,000 per month, payable in accordance with the Company’s standard practices. The Ball Consulting Agreement further provides that Mr. Ball shall be entitled to receive bonus compensation from time to time as shall be determined in the sole discretion of the Board.

Thomas Gingerich. On March 27, 2018, the Company entered into an Executive Consulting Agreement with Thomas Gingerich, the Company’s Chief Financial Officer and Secretary (the “Gingerich Consulting Agreement”). Pursuant to the Gingerich Consulting Agreement, the Company engaged Mr. Gingerich to provide such services and to perform such duties and functions customarily performed by, and to have all the responsibilities customary to, the role of Chief Financial Officer and Secretary of the Company and any of its subsidiaries, as more fully described in the Gingerich Consulting Agreement. The Gingerich Consulting Agreement shall be effective as of January 1, 2018, in accordance with the terms therein. As compensation under the Gingerich Consulting Agreement, Mr. Gingerich shall be entitled to receive a monthly cash fee of $17,500 per month, payable in accordance with the Company’s standard practices. The Gingerich Consulting Agreement further provides that Mr. Gingerich shall be entitled to receive bonus compensation from time to time as shall be determined in the sole discretion of the Board

Each of Mr. Ball and Mr. Gingerich performed their executive and financial duties for the Company since March 17, 2017. During the year ended December 31, 2017, the CEO and CFO were paid $32,500 and $85,000, respectively.

On January 1, 2018, we entered into a consulting agreement with Peach Management LLC (“Peach”), pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan. In consideration of Peach’s services, the Company agrees to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 12, 2018 the Board of Directors increased the amount payable monthly to $25,000 to Peach

On December 28, 2017, the Company appointed Alexander Zhilenkov as a board advisory consultant of the Company. In this capacity, Mr. Zhilenkov will provide support and strategic advice to the Company in identifying new business opportunities and expanding its operations geographically. Refer to Note 3 in our notes to our consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

During fiscal year 2017, we issued warrants to purchase up to 100,000 shares of our common stock to each of Mr. Ball and Mr. Gingerich in consideration for their services to the Company.

Director Compensation

We have not paid any compensation to our directors as of December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Exchange Agreement of this report by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of April 17, 2018. Unless otherwise indicated, the address of all listed stockholders is c/o Green Spirit Industries Inc., Building No. 3, P.R. 696, int. Jose Efron Ave.

Dorado, PR 00646.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock*
Directors and Officers:

Leslie Ball	735,000	(1)	1.77%

Thomas Gingerich	600,000	(1)	1.44%

Harlan R. Ribnik	-		-%

Steven W. Farkas	-		-%

Christian Briggs	15,260,410	(3)(4)	36.81%

All officers and directors as a group (5 persons)	16,595,410		40.02%

Beneficial owners of more than 5%:

RACE Holdings, LLC (5)	7,363,859	(6)	17.76%

GSRX Investments, LLC (7)	7,861,437		18.96%

* Based on 41,460,204 shares of Common Stock issued and outstanding as of April 17, 2018.

(1)	Includes warrants to purchase up to 100,000 shares of the Company’s common stock exercisable within 60 days.
(2)	These shares are held in the name of Peach Management, LLC. The Briggs Family 2017 Trust, managing member, holds sole voting and dispositive power over these shares. Mr. Briggs is the Trustee of this Trust.
(3)	Represents 15,260,410 shares of the Company’s common stock and (ii) warrants to purchase up to 3,000,000 shares of the Company’s common stock, exercisable within 60 days.
(4)	Does not include (i) shares of Series A Preferred Stock held by the stockholder, which gives the holder 51% of the voting power of the Company, and (ii) 3,000,000 shares of common stock issuable upon conversion of warrants, which are subject to a 4.99% beneficial ownership blocker.
(5)	Keith Michael Jensen, managing member, holds sole voting and dispositive power over these shares.
(6)	Represents 7,363,589 shares of the Company’s common stock. Excludes warrants to purchase up to 2,193,077 shares of the Company’s common stock, exercisable within 60 days. Such warrants are subject to a 4.99% beneficial ownership blocker.
(7)	Alexander Zhilenkov, managing member, has sole voting and dispositive power over these shares. Mr. Zhilenkov is also a board advisory consultant of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Peach Management LLC, former sole member of Project 1493, LLC and current majority shareholder of the Company, advanced $40,734 to 1493 for various prepaid expenses for professional fees and restoration fees for 1493 to be in compliance with Puerto Rico laws. The Company repaid this amount on May 11, 2017 in connection with the Exchange Agreement.

On April 18, 2017 Peach Management LLC made a short term advance of $150,000 to 1493. The proceeds of the loan were used as a 50% deposit for the purchase of the first three dispensaries, according to the Memorandum of Understanding with Puerto Rico Industrial Commercial Holdings Biotech Corporation.

On May 11, 2017, the Company entered into a debt exchange agreement (the “Debt Exchange”) with Fountainhead Capital Management Limited (“Fountainhead”), whereby Fountainhead agreed to cancel a promissory note in the aggregate amount of $510,652 plus accrued interest of $129,265, which represented all amounts owed to Fountainhead as of the date of the Debt Exchange. As consideration, Fountainhead received an aggregate of 1,800,000 shares of the Company’s common stock, of which 200,000 shares of common stock had been previously issued.

Also on May 11, 2017, immediately prior to closing of the Exchange Agreement, Fountainhead entered into a private share exchange agreement with Peter Zachariou, a certain creditor of Fountainhead, whereby Zachariou agreed to extinguish the debt owed to him by Fountainhead in exchange for an aggregate of 1,800,000 shares of the Company’s common stock, of which 200,000 shares of common stock has been previously issued to Fountainhead. As a result, Zachariou acquired all of the common stock issued to Fountain head under the Debt Exchange and consequently became the majority stockholder of the Company immediately prior to the closing of the Exchange Agreement.

Consulting Agreement

On January 1, 2018, the Company entered into a consulting agreement with Peach Management LLC (“Peach”), pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan. In consideration of Peach’s services, the Company agrees to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 9, 2018, the Company entered into an amended and restated consulting agreement with Peach, pursuant to which the Company agreed to increase Peach’s monthly payment to $25,000 in connection with his appointment as Chairman of the Board of Directors.

Director Independence

Our common stock is not listed on any exchange. Consequently, no exchange rules regarding director independence are applicable to us. Audit Committee members must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, for listed companies. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Two of our four directors are independent under the definition of either the NYSE or Nasdaq. Our two other directors are not independent under either definition due to (i) being Chief Executive Officer of our Company, in the case of Les Ball and (ii) being engaged as a consultant, in the case of Christian Briggs.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, Turner, Stone & Company LLP, for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2017 and for the review of our interim financial statements for the second and third quarters of 2017 are estimated to be $63,000.

The aggregate fees billed by former our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2016 and for the review of our interim financial statements for the first, second and third quarters of 2016 are estimated to be $6,500.00 to $7,500.00.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

There were no tax preparation fees billed for the fiscal years ended December 31, 2017 or 2016.

All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2016, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
3.3	By-Laws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
3.4	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.1	Share Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.2	Form of Debt Exchange Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.3	Form of Private Placement Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.4	Form of Warrant (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.5	Final Purchasing Agreement between Puerto Rico Industrial Commercial Holdings Biotech Corporation and Project 1493, LLC, dated July 7, 2017 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.6	Carolina Lease Assignment, dated June 15, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.7	Dorado Lease Assignment, dated June 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.8	Final Purchasing Agreement between Good Vibes Distributors, LLC, and Project 1493, LLC, dated July 7, 2017 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.9	Lease Agreement between Olympic Properties, Inc. and Project 1493, LLC, dated July 11, 2017 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.10	Fajardo Lease Assignment, dated July 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017)
10.11	Isla Verde Lease Agreement, dated July 25, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017)
10.12	Long-term Supply Agreement, dated April 18, 2017 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 18, 2017)
10.13	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017)
10.14	Final Purchasing Agreement between Healing Herbs Corporation and Project 1493, LLC, dated December 27, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Company on December 29, 2017)
10.15	Lease Assignment by and among Healing Herbs Corporation, Project 1493, LLC and the Landlord, dated December 27, 2017 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017)
10.16	Form of Subscription Agreement, dated February 23, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018)
10.17	Form of Warrant, dated February 23, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018)
10.18	Form of Asset Purchase Agreement, dated March 3, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2018)
10.19	Amended and Restated Consulting Agreement, by and between Peach Management, LLC and Green Spirit Industries Inc., dated March 9, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)

10.20	Executive Consulting Agreement, by and between Les A. Ball and Green Spirit Industries Inc., dated March 27, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
10.21	Executive Consulting Agreement, by and between Thomas Gingerich and Green Spirit Industries Inc., dated March 27, 2018 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101	XBRL (extensible Business Reporting Language). The following materials from Green Spirit Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dorado, Commonwealth of Puerto Rico, on April 17, 2018.

GREEN SPIRIT INDUSTRIES INC.

By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 17, 2018	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 17, 2018	By:	/s/ Thomas Gingerich
Thomas Gingerich
Chief Financial Officer and Secretary (Principal Accounting Officer)

Date: April 17, 2018	By:	/s/ Harlan R. Ribnik
Harlan R. Ribnik
Director

Date: April 17, 2018	By:	/s/ Steven W. Farkas
Steven W. Farkas
Director

Date: April 17, 2018	By:	/s/ Christian Briggs
Christian Briggs
Director

GREEN SPIRIT INDUSTRIES INC.

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Green Spirit Industries Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Spirit Industries Inc. (the “Company”), as of December 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

Dallas, Texas

April 17, 2018

This is our first year to serve as the Company’s auditor.

Green Spirit Industries Inc.

Consolidated Balance Sheets

December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016

Assets

Current Assets
Cash	$4,645	$-
Cash, held in escrow	6,753,373	-
Prepaid Expenses	20,650	-
Total Curent Assets	6,778,668	-

Other Assets
Licenses	503,000	-
Rent deposit	7,300	-
Construction in progress (Note 5)	241,627	-
Total Other Assets	751,927	-

Total Assets	$7,530,595	$-

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$222,515	$-
Advances Payable	1,000	-
Total Current Liabilities	223,515	-

Total Liabilities	223,515	-

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of December 31, 2017	1	-
Common Stock $.001 par value 100,000,000 authorized; 40,817,870 and 247,554 issued and outstanding and 77,167 and 0 held in escrow and not issued as of December 31, 2017 and 2016, respectively	40,895	248
Additional paid-in capital	33,349,144	(248)
Retained deficit	(26,082,960)	-

Total Stockholders’ Equity	7,307,080	-

Total Liabilities and Stockholders’ Equity	$7,530,595	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenues
Revenues	$-	$-
Total Revenues	-	-

Operating expenses
Consulting Fees	244,175	-
General and administrative	538,974	-
Professional Fees	442,272
Stock based compensation (Note 3)
Consulting fees	14,082,139	-
Investor relations	8,093,500	-
Professional fees	2,681,900	-
Total Stock based compensation	24,857,539	-
Total Operating Expenses	26,082,960	-
Loss from operations before
provision for income taxes	(26,082,960)	-

Provision for income taxes	-	-

Net loss	$(26,082,960)	$-

Basic loss per share	$(1.33)	$-

Weighted average number of common shares outstanding	19,622,890	-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

	Shares		Preferred	Common	Additional
	Preferred	Common	Stock	Stock	Paid-in	Retained
	Stock	Stock	Amount	Amount	Capital	Deficit	Total

Balance as of December 31, 2015	-	247,554	$-	$248	$44,030	$(578,263)	$(533,985)

Net loss	-	-	-	-	-	(88,038)	(88,038)

Recapitalization	-	-	-	-	(44,278)	666,301	622,023

Balance as of December 31, 2016	-	247,554	$-	248	(248)	-	-

Capitalization of subsidiary	-	-	-	-	1,000	-	1,000

Effect of Share Exchange Agreement on May 11, 2017 Shares issued to Peach Management, LLC	1,000	16,690,912	1	16,691	(16,692)	-	-

Effect of Debt Exchange Agreement on May 11, 2017 Shares issued to Peter Zachariou	-	1,600,000	-	1,600	(1,600)	-	-

Issuance of shares and warrants for cash	-	15,536,832	-	15,536	8,284,464	-	8,300,000

Issuance of shares for services		6,742,572		6,743	24,540,797	-	24,547,540

Funds held in escrow for shares not issued	-	77,167	-	77	231,423	-	231,500

Issuance of warrants for services	-	-	-	-	310,000	-	310,000

Net loss	-	-	-	-	-	(26,082,960)	(26,082,960)

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$7,307,080

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Cash Flows

For the Twelve Months Ended December 31, 2017 and 2016

	For the Twelve Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(26,082,960)	$-
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of common stock and warrants for services	24,857,540

Changes in operating assets and liabilities:
Prepaid expenses	(20,650)	-
Accounts Payable	222,515	-
Rent deposit	(7,300)	-
Net cash used in operating activities	(1,030,855)	-

Cash Flows from Investing Activities
Licenses	(503,000)
Construction in Progress	(241,627)	-
Net cash used in investing activities	(744,627)	-

Cash Flows from Financing Activities
Issuance of common stock and warrants	8,300,000	-
Funds held in escrow for shares not issued	231,500
Capitalization of subsidiary	1,000
Advances payable	1,000	-
Advances payable, related party	170,734
Advances payable, related party	(170,734)	-
Net cash provided by financing activities	8,533,500	-
Net increase in cash	6,758,018	-
Cash at beginning of period	-	-
Cash at end of period	$6,758,018	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Common stock issued for Share Exchange Agreement	$16,691	$-
Common stock issued for Debt Exchange Agreement	$1,600	$-
Common stock issued for services	$6,743	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1. Nature of Operations

Green Spirit Industries Inc. (“the Company”) is a Nevada corporation formed under the name Cyberspace Vita, Inc. (“Cyberspace”) on November 7, 2006. Cyberspace’s initial business plan was related to the online sale of vitamins and supplements. On May 11, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of Cyberspace (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and Peach Management, LLC (“Peach”) the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). As a result of the Exchange Agreement, 1493 became a wholly-owned subsidiary of the Company, and the business of 1493 became the business of the Company. At the time of the Exchange Agreement, Cyberspace was not engaged in any business activity. The Company accounted for the acquisition of 1493 as a reverse merger and all prior periods presented are those of 1493.

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

The Company is in the business of acquiring, developing and operating medical cannabis dispensaries throughout Puerto Rico and cannabis related businesses in California. To date, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets of pre-qualified medical cannabis dispensaries pursuant to three Final Purchasing Agreements (“FPA”). (Note 6). The Company has not commenced its principal business activities.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements through December 31, 2017 include the accounts of the Company and its 100% owned subsidiary, Project 1493, LLC. (Note 1).

Use of Estimates and Assumptions

The preparation of the consolidated financial statements that are in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At December 31, 2017 the Company had $$6,508,000 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Cash held in escrow, in the name of the Company, is held by Sichenzia Ross Ference Kesner (“Sichenzia”). The escrow account was established to hold the deposits from the sale of common stock and hold funds for businesses under letters of intents to purchase. There are no restrictions on the funds held by Sichenzia on the Company’s behalf.

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

Fair Value of Financial Instruments

The carrying value of the Company’s current liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed, except for cash balances in excess of the FDIC depository insurance coverage, to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was organized under the laws of the Commonwealth of Puerto Rico, and therefore will be taxed at statutory U.S. federal corporate income tax rates.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Basic Earnings per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,038,462. (Note 3).

Recent Accounting Pronouncements

As of December 31, 2017 and through April 12, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our consolidated financial position, but we do not expect it to have a material impact on our results of operations.

3. Equity

Authorized and Outstanding Capital Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 40,817,870 are currently issued and outstanding; an additional 77,167 shares were held in escrow but not issued. The Company currently has 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Common Stock

The holders of common stock are entitled to one vote per share. In addition, the holders of the common stock will be entitled to receive ratably dividends, if any, declared by the board of directors out of legally available funds; however, the current policy of the board of directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of common stock will be entitled to share ratably in all assets that are legally available for distribution. The holders of common stock will have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of the board of directors and issued in the future.

The following table illustrates the common stock transactions for the year ended December 31, 2017:

	Preferred	Common
Category	Shares	Shares
Cash, common shares	0	15,784,386
Cash, common shares held in escrow	0	77,167
Share Exchange Agreement	1,000	16,690,912
Debt Exchange Agreement	0	1,600,000
Services	0	6,742,572
Total	1,000	40,895,037

Share Exchange Agreement

On May 11, 2017, Cyberspace entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of the Cyberspace (the “Shareholder”), 1493 and a related party, Peach (“Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to Cyberspace in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). The transaction closed on May 11, 2017 (the “Closing Date”). .

Debt Exchange Agreement

On May 11, 2017, the Company also entered into a debt exchange agreement (the “Debt Exchange”) with Fountainhead Capital Management Limited (“Fountainhead”), a related party, whereby Fountainhead agreed to cancel a promissory note in the aggregate amount of $510,652 plus accrued interest of $129,265. As consideration, Fountainhead received an aggregate of 1,800,000 shares of the Common Stock.

Services

During the year, executives and consultants received 6,742,572 shares of common stock for legal, professional, public relations, social media, investor relations and marketing services provided for the Company.

On December 28, 2017, the Company appointed Alexander Zhilenkov as a board advisory consultant of the Company. In this capacity, Mr. Zhilenkov will provide support and strategic advice to the Company in identifying new business opportunities and expanding its operations geographically. In consideration for the services to be provided, the Company agreed to issue Mr. Zhilenkov an aggregate of 2,358,431 shares of common stock, par value $0.001 per share, payable annually over a three-year period, subject to continuous service as a board advisory consultant. The annual fee is subject to vesting as follows: (i) one-third on December 28, 2017; (ii) one-third on December 28, 2018; and (iii) one-third on December 28, 2019. (Note 6).

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Blank Check Preferred Stock

The board of directors will be authorized, subject to any limitations prescribed by law, without further vote or action by the common stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Warrants

As of December 31, 2017, the Company had outstanding warrants to purchase 6,038,462 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance.

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended December 31, 2017, $310,000 was charged to expense.

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

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Following are the estimates and assumptions used in the Black Scholes model:

Stock price	$0.96
Exercise price	$0.50
Expected term	3 years
Expected volatility	72.0%
Annual risk-free rate	1.55%
Dividend yield	0.00%

Following is a summary of outstanding stock warrants at December 31, 2017 and activity during the year then ended:

			Weighted
	Number of	Exercise	Average
	Shares	Price	Price
Warrants as of December 31, 2016	--	--	$0.00
Issued during year ended
December 31, 2017	6,038,462	$0.50	$0.50
Expired and forfeited	--	- -	- -
Exercised	--	--	--
Warrants as of December 31, 2017	6,038,462	$0.50	$0.50

All of the outstanding warrants granted during the period ended December 31, 2017 were fully vested on the grant date.

Subsidiary Equity

On March 17, 2017, 1493 authorized the issuance of 1,000 units to Peach for $1,000, used for prepaid expenses on behalf of the Company. Peach is beneficially owned 100% by Christian Briggs, Peach’s sole manager.

4. Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Current and accumulated deferred tax benefit at the effective combined Federal income tax rate of 21% is $257,000 and $0, respectively, and a valuation allowance has been established for the full amount because it is “more likely than not” that the accumulated deferred tax benefit will not be realized in the future.

The following table sets forth the components of estimated net deferred tax assets attributable to the Company’s net operating loss carry forward as of December 31, 2017 and 2016, respectively.

	2017	2016
NOL carry forward	$1,225,000	$0
Less: valuation allowance	(1,225,000)	0
Net deferred tax asset	$0	$0

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

A reconciliation of estimated income tax expense at the statutory combined Federal and state income tax rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Income tax expense combined rate	0%	0%

5. Construction in progress

On June 8, 2017, the Company entered into construction contracts for the construction and build-out of two dispensaries for the Carolina and Dorado locations for $123,700 and $100,075, respectively. On August 14, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Andalucia location for $117,200. On October 4, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Fajardo location for $127,600. As of December 31, 2017, the Company has paid $211,735 on interim payment applications to the contractor. The construction at the Dorado location has been completed. The construction is estimated to be completed at Carolina and Andalucia by April 15, 2018. The construction on the Fajardo location began on March 15, 2018 and is anticipated to be completed by May 31, 2018.

6. Related Party Transactions

The Company entered into Consulting Agreements with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) effective as of January 1, 2018. The CEO will be paid $20,000 per month plus expenses and the CFO will be paid $17,500 per month plus expenses.

The two officers performed their executive and financial duties for the Company since March 17, 2017. During the year ended December 31, 2017, the CEO and CFO were paid $32,500 and $85,000, respectively.

On March 9, 2018, the Company entered into a consulting agreement effective January 1, 2018 with Peach Management LLC (“Peach”), pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan. In consideration of Peach’s services, the Company agrees to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 12, 2018 the Board of Directors increased the amount payable monthly to $25,000 to Peach

On December 28, 2017, the Company appointed Alexander Zhilenkov as a board advisory consultant of the Company. In this capacity, Mr. Zhilenkov will provide support and strategic advice to the Company in identifying new business opportunities and expanding its operations geographically. (Note 3).

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

7. Commitments and Contingencies

Term Sheet – Mythic Cuts, Inc.

On October 27, 2017, the Company entered into a Term Sheet with Mythic Cuts, Inc. (“Mythic”) to form a limited liability company (“LLC”) for the purpose of operating within the cannabis industry. The LLC will be named Mythic Cuts Oakland, LLC (“Mythic Oakland”), which the Company and Mythic intend to operate as a cannabis cloning company. It is contemplated that Mythic Oakland will enter into a lease or sub-lease agreement with the Company in Oakland, California. The Company will own 51% of the Membership Interests for a purchase price of $1,600,000. Closing was be subject to satisfactory completion by GSRX of due diligence and upon the delivery of certain corporate and financial information reasonably requested by GSRX from Mythic.

As of February 3, 2018, the Company determined not to proceed with the Mythic transaction.

Letter of Intent – The Green Room and Greenlife Business

On November 9, 2017, the Company entered into a Letter of Intent (the “Letter”) with The Green Room (the “Seller”) and Greenlife, pursuant to which Seller wishes to sell, transfer and assign to the Company, and the Company wishes to purchase and assume from Seller, certain assets and certain specified liabilities of the cannabis dispensary business of Seller (the “Proposed Transaction”), subject to the terms and conditions of the Letter. In consideration of the Proposed Transaction, the Company will pay a total of $350,000 (the “Purchase Price”). The Company agreed to make a non-refundable deposit in the amount of $7,000, or 2% of the Purchase Price, into an escrow account held in the name of the Seller. The Company deposited $7,000 into escrow on November 14, 2017. On March 26, 2018, the Company, through its wholly-owned subsidiary, Green Spirit Mendocino, LLC (“GS Mendocino”) was granted the local permit to operate by the City of Point Arena. This issuance of the permit allowed a payment of $230,000 to the Seller, leaving a remaining balance due of $120,000. (Note 8).

Long Term Supply Agreement

On April 18, 2017 the Company entered into a long term supply agreement (“Supply Agreement”) to purchase flower and manufactured products for the dispensaries upon approval of the appropriate licensing by the Puerto Rico Department of Health. Pursuant to the terms of the Supply Agreement, the Company agreed to purchase at least 50% of all flower and manufactured products to be sold in the dispensaries owned by the Company or its affiliates. The Supply Agreement has a term of ten years from the moment of its coming into effect.. If neither party announces termination of the Supply Agreement at least thirty (30) days before its stated expiration, the Supply Agreement shall automatically extend for a period of one year, and renewing until such time as either party provides notice of termination in accordance with the terms and conditions of the Supply Agreement.

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of December 31, 2017 and April 4, 2018, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Effect of Hurricanes Irma and Maria

On September 5, 2017 Hurricane Irma landed in Puerto Rico causing severe flooding and wind-related damage to the island. Power losses, lack of water and fuel were prevalent throughout the island. On September 20, 2017, approximately two weeks later, Hurricane Maria landed in Puerto Rico, causing more flooding, wind damage, water contamination and power losses.

Although a large portion of the island suffered tangible damage, the Company’s construction sites did not suffer any substantial damage. While construction was delayed due to power loss construction commenced again in mid-October. The Company estimates completion of the dispensaries during the first and second quarters of 2018.

8. Subsequent Events

Purchase of The Green Room

On March 7, 2018, the Company, through its wholly-owned subsidiary, GS Mendocino, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Coastal Patient Network d/b/a The Green Room Wellness Center (the “Seller”), pursuant to which GS Mendocino will acquire all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California (the “Retail Business”) for total cash consideration of $350,000 (the “Purchase Price”), subject to certain closing conditions. Pursuant to the Asset Purchase Agreement, GS Mendocino will purchase certain assets from the Seller, effective upon satisfaction of certain closing conditions, cash and cash equivalents, equipment, inventory, supplies, receivables, trade names, and certain intangible assets of the business. GS Mendocino will not acquire certain intangible assets nor will it assume any of the Seller’s liabilities. The Asset Purchase Agreement contains customary representations and considerations of each of the parties.

In connection with the Asset Purchase Agreement, on March 7, 2018, GS Mendocino entered into a short-term lease with the landlord of the building where the Retail Business operates. The lease agreement provides for a term of sixty (60) days, which may be extended for up to an additional thirty (30) days, during which time GS Mendocino and the landlord will negotiate more definitive terms of the arrangement. In addition, GS Mendocino will make lease payments in the amount of $1,200 per month.

Coinciding with the lease, the Company through its wholly-owned subsidiary 138 Main Street PA, LLC, entered into a contract on March 1, 2018 to purchase the building for $195,000. The Green Room currently occupies the building. The Company transferred $19,500 into an escrow account on execution of the contract, and will pay the remaining $175,500 at the closing date, which is to be determined. (Note 7).

Consulting Agreement

On January 1, 2018, the Company entered into a consulting agreement with Peach Management LLC (“Peach”),a related party, pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan. (Note 6).

Share issuance

The following table illustrates the common stock transactions for stock approved by the board of directors for services provided to the Company from January 1, 2018 through April 4, 2018:

Common
Category	Shares
Executives	800,000
Board of Directors	660,000
Consultants	27,500
Total	1,487,500

As of April 17, 2018, 200,000 shares to executives and 10,000 shares to consultants had been issued.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Letter of Intent – Progressive Collectives, LLC

On January 26, 2018, the Company entered into a letter of intent with Progressive Collectives, LLC (“Progressive”), pursuant to which Progressive would sell and transfer the assets of a cannabis dispensary business, and the Company would purchase and assume the assets of such cannabis dispensary business, subject to the terms and conditions of the letter of intent with Progressive. Subject to a satisfactory due diligence investigation by the Company, and entry into a definitive agreement by and among the parties, the anticipated closing date of the proposed transaction shall be on or before February 2, 2018, subject to the right of the Company to extend such time for a period of forty-five days thereafter in the event the Company requires additional time to conduct its due diligence investigation. The Company and Progressive have signed extensions of time to complete the due diligence, the most recent one on March 23, 2018, extending the period for due diligence until ten days after Progressive files its 2017 Federal income tax return.

Board of Directors

On February 12, 2018, the Board increased the size of the Board by two (2) members and to appoint the following individuals to serve as directors of the Corporation, Harlan R. Ribnik, MD and Steven Farkas.

In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Corporation as follows: (i) a monthly fee of One Thousand Dollars ($1,000); and (ii) a quarterly fee of shares of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”), in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

On March 12, 2018 the Board appointed Mr. Christian Briggs as Chairman of the Board of the Company, effective immediately. Mr. Ball discussed the appointment of a fourth member to the Board, and recommended that the Board increase the number of members on the Board from three (3) to four (4) in accordance with the Company’s Bylaws. Mr. Ball further recommended that the Board appoint Mr. Briggs as Chairman of the Board.

 2018 Stock Offering

On February 23, 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the February Agreement, the Company sold in a private placement (the “February Offering”) an aggregate of 232,334 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit. The Offering resulted in $691,001 total gross proceeds. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) one (1) warrant to purchase shares of the Company’s common stock (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $6.00 per share, subject to adjustment as provided in the Warrant agreement.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Option to Purchase Building

On February 27, 2018, Project 1493, LLC remitted $50,000 in the form of an option to purchase a building located at 51 McLeary Street in San Juan, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company anticipates closing prior to the end of March, 2018. The Company would continue to lease the property to the current tenant, a medical cannabis dispensary under the current lease which expires January 31, 2021.

Joint Ventures – Spirulinex, LLC, Sunset Connect Oakland, LLC and Green Spirit Essentials, LLC

On March 3, 2018, the Company entered into an operating agreement (the “Operating Agreement”) with Solunas Aqua Corp., a California corporation (“Solunas”), relating to the formation of Spirulinex, LLC, a California limited liability company (“Spirulinex”). Spirulinex was formed as a joint venture between the Company and Solunas (the “Joint Venture”) for the purpose of carrying out the manufacturing cannabis and cannabinoid products for distribution in the State of California (the “Business).

The Operating Agreement will govern the terms of the Joint Venture, which will become effective upon satisfaction of certain closing conditions, including among other things, the requirement that (i) the Company contribute to Spirulinex an aggregate of 200,000 shares of common stock, par value $0.001 per share; (ii) the Company contribute to Spirulinex a total of $350,000 to fund the Business; and (iii) Solunas enter into an IP assignment agreement and IP purchase agreement with Spirulinex for all intellectual property and provisional patents relating to the Business. Upon the Effective Date, the Company will make an initial capital contribution of $510 in cash for 51% of the membership interests of Spirulinex, and Solunas will make an initial capital contribution of $490 in cash for 49% of the membership interests of Spirulinex. Pursuant to the Operating Agreement, any transfer of membership interests will require, among other things, the unanimous written approval of all other members.

On March 26, 2018, the Company entered into an operating agreement (the “Operating Agreement”) with Happy VA Corp., a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a joint venture between the Company and Happy (the “Joint Venture”) for the purpose of carrying out the growing of cannabis for distribution in the State of California (the “Business).

The Operating Agreement will govern the terms of the Joint Venture, the Company will make an initial capital contribution of $550 in cash for 55% of the membership interests of Sunset, and Happy will make an initial capital contribution of $450 in cash for 45% of the membership interests of Sunset. Pursuant to the Operating Agreement, any transfer of membership interests will require, among other things, the unanimous written approval of all other members.

On March 26, 2018, the Company entered into an operating agreement (the “Operating Agreement”) with Happy VA Corp., a California corporation (“Happy”), relating to the formation of Green Spirit Essentials, LLC, a California limited liability company (“GS Essentials”). GS Essentials was formed as a joint venture between the Company and Happy (the “Joint Venture”) for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California (the “Business).

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Operating Agreement will govern the terms of the Joint Venture, the Company will make an initial capital contribution of $550 in cash for 55% of the membership interests of GS Essentials, and Happy will make an initial capital contribution of $450 in cash for 45% of the membership interests of GS Essentials. Pursuant to the Operating Agreement, any transfer of membership interests will require, among other things, the unanimous written approval of all other members.

Bayamon Lease

On March 14, 2018, Project 1493, LLC entered into an operating lease for the building located at A-15 Acacia Street, Avenida Lomas Verdes, Bayomon, Puerto Rico for five years beginning March 12, 2018 and ending March 11, 2023; with an initial term of ninety days to obtain all of the permits required to operate a medical cannabis dispensary. The initial three months lease obligation will be $2,099 per month and $3,000 for the next nine months. Subsequently, the monthly lease obligation will increase $100 per month for the remaining four years. The lease is triple net, as all utilities, insurance and taxes will be paid by Project 1493.

138 Main Street PA, LLC and lease

On March 19, 2018, the Company organized 138 Main Street PA, LLC (“138”) to hold certain real property, located at 138 Main Street, Point Arena, California. On March 7, 2018 the Company entered into an agreement to purchase the building at 138 Main Street, Point Arena, California. On March 28, 2018 the Company deposited $19,500 into escrow per the requirements of the contract to purchase the building. The Company entered into a sixty lease until the purchase transaction can be completed.

570 Bryant Street, San Francisco, CA lease

On April 13, 2018, Spirulinex, LLC entered into an operating lease for the 4,500 square foot building located at 570 Bryant Street, San Francisco, CA for five years beginning May 1, 2018 and ending April 30, 2023. Upon execution of the lease, Spirulinex will pay $110,000 for May, 2018 rent and $95,000 security deposit. During the 2-4th years of the lease, a monthly rent amount of the security deposit will be applied against the first month of rent for that year. The initial 12 months lease obligation will be $15,000 per month and increasing $1,000 per month for the subsequent four years. Spirulinex has an option to renew the lease for an additional five years at fair market value. The lease is triple net, as all utilities, insurance and taxes will be paid by Spirulinex.

