Form 10-Q
period 2018-03-31
GREEN SPIRIT INDUSTRIES INC.
filed 2018-05-21
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2018

Commission File Number: 333-141929

GREEN SPIRIT INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

Building No. 3, P.R. 696, int. Jose Efron Ave.

Dorado, Puerto Rico 00646

(Address of principal executive offices)

(214) 808-8649

Registrant’s telephone number, including area code

Former address if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 21, 2018, the registrant had 41,460,204 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Green Spirit Industries Inc.

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	“Unaudited”
Assets

Current Assets
Cash	$892,682	$4,645
Cash, held in escrow	2,932,713	6,753,373
Inventory	45,108	-
Prepaid Expenses	32,500	20,650
Total Current Assets	3,903,003	6,778,668

Fixed Assets
Equipment	85,024	-
Leasehold improvements	128,822	-
Accumulated Depreciation	-	-
Total Net Fixed Assets	213,846	-

Other Assets
Construction in progress (Note 5)	455,800	241,627
Escrow, asset purchases (Notes 8 and 9)	1,434,500	-
Licenses	503,000	503,000
Patents (Note 7)	1,350,000	-
Rent deposit	8,500	7,300
Total Other Assets	3,751,800	751,927

Total Assets	$7,868,649	$7,530,595

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$57,134	$222,515
Sales tax payable	253	-
Advances Payable	1,000	1,000
Total Current Liabilities	58,387	223,515

Total Liabilities	58,387	223,515

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2018 and December 31, 2017 , respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 41,460,204 and 40,817,870 issued and outstanding and 1,277,500 and 77,167 in escrow and not issued as of March 31, 2018 and December 31, 2017 , respectively	42,738	40,895
Joint venture equity	-	-
Additional paid-in capital	41,695,080	33,349,144
Retained deficit	(34,591,150)	(26,082,960)

Equity attributable to Green Spirit Industries Inc.	7,146,669	7,307,080
Non-controlling interest	663,593	0

Total Stockholders’ Equity	7,810,262	7,307,080

Total Liabilities and Stockholders’ Equity	$7,868,649	$7,530,595

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
	“Unaudited”	“Unaudited”
Revenues
Revenues	$2,196	$-
Cost of Goods Sold	821	-
Gross Profit	1,375	-

Operating expenses
Consulting Fees	316,833	-
General and administrative	405,837	-
Professional Fees	192,413
Stock based compensation (Note 3)
Consulting fees	7,295,000	-
Director fees	300,000	-
Total Stock based compensation	7,595,000	-
Total Operating Expenses	8,510,083	-
Loss from operations before provision for income taxes	(8,508,708)	-

Provision for income taxes	-	-

Net loss	(8,508,708)	-
Net loss attributable to non-controlling interest	(518)	-
Net loss attributable to Green Spirit Industries Inc.	$(8,508,190)	$-

Basic loss per share	$(0.21)	$-

Weighted average number of common shares outstanding	41,409,779	-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of shares and warrants for cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of shares for services	-	210,000	-	210	1,207,090	-	-	1,207,500

Shares approved, not issued as of statement date	-	1,277,500	-	1,278	6,386,222	-	-	6,387,500

Shares issued for purchase of patents	-	200,000	-	200	949,800	-	-	950,000

Purchase of Spirulinex, LLC joint venture interest	-	-	-	-	(662,721)	-	662,721	-

Capital contributed by minority joint venturers					-	-	1,390	1,390

Net loss	-	-	-	-	-	(8,508,190)	(518)	(8,508,708)

Balance as of March 31, 2018	1,000	42,737,704	$1	$42,738	$41,695,080	$(34,591,150)	$663,593	$7,810,262

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended March 31,
	2018	2017
	“Unaudited”	“Unaudited”
Cash Flows from Operating Activities
Net loss	$(8,508,708)	$-
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of common stock for services	7,595,000	$-

Changes in operating assets and liabilities:
Inventory	(45,108)	-
Prepaid expenses	(11,850)	-
Accounts Payable	(165,381)	-
Sales tax payable	253	-
Rent deposit	(1,200)	-
Net cash used in operating activities	(1,136,994)	-

Cash Flows from Investing Activities
Escrow, asset purchases	(1,434,500)	-
Fixed Assets	(85,024)	-
Patents	(400,000)	-
Construction in Progress	(342,995)	-
Net cash used in investing activities	(2,262,519)	-

Cash Flows from Financing Activities
Issuance of common stock and warrants	465,500	-
Cash contributed by minority joint venturers	1,390	-
Net cash provided by financing activities	466,890	-
Net increase in cash	(2,932,623)	-
Cash at beginning of period	6,758,018	-
Cash at end of period	$3,825,395	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Common stock issued for purchase of patents	$950,000	$-
Reclassification of Construction in Progress to Fixed Assets	$128,822	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

Andalucia 511, LLC (“511”) was organized under the laws of the Commonwealth of Puerto Rico on March 19, 2018. 511 was formed for the purpose of purchasing the building at 51 McLeary, San Juan, Puerto Rico.

Spirulinex, LLC (“Spirulinex”) was organized under the laws of the State of California on October 12, 2017 and had no operations since inception. On March 3, 2018, the Company entered into an operating agreement with Solunas Aqua Corp., a California corporation (“Solunas”). Spirulinex was formed as a joint venture between the Company and Solunas (the “Joint Venture”) for the purpose of carrying out the manufacturing cannabis and cannabinoid products for distribution in the State of California.

Sunset Connect Oakland, LLC (“Sunset”) was organized under the laws of the State of California on December 13, 2017 and had no operations since inception. On March 26, 2018, the Company entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”). Sunset was formed as a joint venture between the Company and Happy for the purpose of carrying out the growing of cannabis for distribution in the State of California.

Green Spirit Essentials, LLC (“GS Essentials”) was organized under the laws of the State of California on December 12, 2017 and had no operations since inception. On March 26, 2018, the Company entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”). Sunset was formed as a joint venture between the Company and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Green Spirit Mendocino, LLC (“Mendocino”) was organized under the laws of the State of California on December 8, 2017 and had no operations since inception. The Company entered into an operating agreement with Mendocino on March 26, 2018. The Company is the sole member of Mendocino. Mendocino had no operations during the quarter ended March 31, 2018. On March 7, 2018, Mendocino entered into an asset purchase agreement with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California for total cash consideration of $350,000.

138 Main Street PA, LLC (“138 Main”) was organized under the laws of the State of California on March 16, 2018. 138 Main was formed for the purpose of purchasing the building at 138 Main Street, Point Arena, California. Upon the closing of the purchase, 138 Main will lease the building to Green Spirit Mendocino.

The Company is in the business of acquiring, developing and operating medical cannabis dispensaries throughout Puerto Rico and cannabis related businesses in California. To date, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets of pre-qualified medical cannabis dispensaries pursuant to three Final Purchasing Agreements (“FPA”). (Note 6). The Company began operations in one dispensary in Puerto Rico on March 28, 2018 and on April 2, 2018 in Point Arena, California.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the consolidated financial position and results of its operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 (including the notes thereto) set forth in Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

Principles of Consolidation

The consolidated financial statements through March 31, 2018 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31(Note 1):

●	100% owned subsidiary, Project 1493, LLC;
●	100% owned subsidiary, Andalucia 511, LLC;
●	51% majority-owned subsidiary, Spirulinex, LLC;
●	55% majority-owned subsidiary, Sunset Connect Oakland, LLC;
●	55% majority-owned subsidiary, Green Spirit Essentials, LLC;
●	100% owned subsidiary, Green Spirit Mendocino, LLC; and
●	100% owned subsidiary, 138 Main Street PA, LLC.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements that are in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At March 31, 2018 the Company had $3,049,000 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Cash held in escrow, in the name of the Company, is held by Sichenzia Ross Ference Kesner (“Sichenzia”). The escrow account was established to hold the deposits from the sale of common stock and hold funds for businesses under letters of intents to purchase. There are no restrictions on the funds held by Sichenzia on the Company’s behalf.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. The new standard did not have a material impact on our consolidated financial position and consolidated results of operations, as this guideline does not change the manner or timing of recognizing revenue on a majority of our revenue transactions.

In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company’s policy is to record revenue when control of the goods transfers to the customer.

In limited instances when products are sold under consignment arrangements, the Company does not recognize revenue until control over such products has transferred to the end customer.

Other revenues, primarily rents, do not compromise a material amount of the Company’s net sales.

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

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was organized under the laws of the State of Nevada, and therefore will be taxed at statutory U.S. federal corporate income tax rates.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Basic Earnings per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect of being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,038,462. (Note 3).

Recent Accounting Pronouncements

As of March 31, 2018 and through May 21, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

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

3. Equity

Authorized and Outstanding Capital Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 41,460,204 are currently issued and outstanding; an additional 1,277,500 shares were approved but not issued. The Company currently has 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock which are issued and outstanding.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

The following table illustrates the common stock transactions for the three months ended March 31, 2018:

	Preferred	Common
Category	Shares	Shares
Cash, common shares	0	155,167
Services, approved but not issued	0	1,277,500
Patents		200,000
Services	0	210,000
Total	0	2,384,268

On January 22, 2018, the Company authorized the issuance of 200,000 shares of common stock at $5.75 to Thomas Gingerich, Chief Financial Officer, for services rendered to the Company.

On January 22, 2018, the Company authorized the issuance of 10,000 shares of common stock at $5.75 to John Grainer for services rendered to the Company.

On March 3, 2018, the Company authorized the issuance of 200,000 shares of common stock at $5.70 to Spirulinex, LLC for the purchase of patents and patent rights.

On March 12, 2018, the Company authorized the issuance of 600,000 shares of common stock at $5.00 to Peach Management, LLC for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 300,000 shares of common stock at $5.00 to Les Ball for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 300,000 shares of common stock at $5.00 to Tom Gingerich for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 30,000 shares of common stock at $5.00 to Harlan Ribnik for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 30,000 shares of common stock at $5.00 to Steve Farkas for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 10,000 shares of common stock at $5.00 to GP Consulting, LLC for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 1,000 shares of common stock at $5.00 to Josh Gottsegan for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 1,000 shares of common stock at $5.00 to Patrick Kliesch for services rendered to the Company.

On March 12, 2018, the Company authorized the issuance of 5,500 shares of common stock at $5.00 to Alexis Colon for services rendered to the Company.

Series A Preferred Stock

The holder of Series A Preferred Stock shall have full voting rights and shall vote together as a single class with the holders of the Company’s common stock. The holder of Series A Preferred Stock is entitled to fifty-one percent (51%) of the total votes on all matters brought before shareholders of the Company, regardless of the actual number of shares of Series A Preferred Stock then outstanding. In addition, the Company is prohibited from issuing any other class of preferred stock without first obtaining the prior approval of the holders of Series A Preferred Stock. All Series A Preferred stock issued and outstanding is held by Peach Management, LLC.

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

Warrants

As of March 31, 2018, the Company had outstanding warrants to purchase 6,038,462 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance.

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

All of the outstanding warrants granted were fully vested on the grant date.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

2018 Stock Offering

On February 23, 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the February Agreement, the Company sold in a private placement (the “February Offering”) an aggregate of 155,167 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit. The Offering resulted in $465,500 total gross proceeds. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) one (1) warrant to purchase shares of the Company’s common stock (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $6.00 per share, subject to adjustment as provided in the Warrant agreement.

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

5. Construction in progress

On June 8, 2017, the Company entered into construction contracts for the construction and build-out of two dispensaries for the Carolina and Dorado locations for $123,700 and $100,075, respectively. On August 14, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Andalucia location for $117,200. On October 4, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Fajardo location for $127,600. As of March 31, 2018, the Company has paid $455,800 on interim payment applications to the contractor. The construction at the Dorado location was completed March 24, 2018; and the construction was completed at Carolina and Andalucia on May 14, 2018. The construction on the Fajardo location began on March 15, 2018 and is anticipated to be completed by May 31, 2018.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

6. Related Party Transactions

The Company entered into Consulting Agreements with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) effective as of January 1, 2018. The CEO will be paid $20,000 per month plus expenses and the CFO will be paid $17,500 per month plus expenses.

The two officers performed their executive and financial duties for the Company since March 17, 2017. During the quarter ended March 31, 2018, the CEO and CFO were paid $65,000 and $47,500, respectively.

On March 9, 2018, the Company entered into a consulting agreement effective January 1, 2018 with Peach Management LLC (“Peach”), pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan. In consideration of Peach’s services, the Company agrees to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 12, 2018 the Board of Directors increased the amount payable monthly to $25,000 to Peach.

During the quarter ended March 31, 2018, Peach was paid $65,000.

7. Patents

The Operating Agreement which governs the terms of Spirulinex, includes among other things, the requirement that the Company contribute to Spirulinex an aggregate of 200,000 shares of common stock, par value $0.001 per share; the Company contribute to Spirulinex a total of $350,000 to fund the Business; and Solunas Aqua Corp. enter into an IP assignment agreement and IP purchase agreement with Spirulinex for all intellectual property and provisional patents relating to the Business.

The Company has applied for patents which it believes are a new, original and ornamental design for Oral Consumable Flakes. The patents use the methods of preparing solulizable encapsulated plant-based compositions.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

8. Commitments and Contingencies

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

Long Term Supply Agreement

On April 18, 2017 the Company entered into a long term supply agreement (“Supply Agreement”) to purchase flower and manufactured products for the dispensaries upon approval of the appropriate licensing by the Puerto Rico Department of Health. Pursuant to the terms of the Supply Agreement, the Company agreed to purchase at least 50% of all flower and manufactured products to be sold in the dispensaries owned by the Company or its affiliates. The Supply Agreement has a term of ten years from the moment of its coming into effect. If neither party announces termination of the Supply Agreement at least thirty (30) days before its stated expiration, the Supply Agreement shall automatically extend for a period of one year, and renewing until such time as either party provides notice of termination in accordance with the terms and conditions of the Supply Agreement.

Option to Purchase Building

On February 27, 2018, Project 1493, LLC remitted $50,000 in the form of an option to purchase a building located at 51 McLeary Street in San Juan, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The cost of the building was placed in escrow as of March 31, 2018 in anticipation of the purchase, which closed on May 2, 2018. The Company will continue to lease the property to the current tenant, a medical cannabis dispensary under the current lease which expires January 31, 2021.

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

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

138 Main Street PA, LLC and lease

On March 19, 2018, the Company organized 138 Main Street PA, LLC (“138”) to hold certain real property, located at 138 Main Street, Point Arena, California. On March 7, 2018 the Company entered into an agreement to purchase the building at 138 Main Street, Point Arena, California. On March 28, 2018 the Company deposited $19,500 into escrow per the requirements of the contract to purchase the building. The Company entered into a sixty day lease until the purchase transaction can be completed.

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of March 31, 2018 and May 21, 2018, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

9. Subsequent Events

Purchase of The Green Room

On March 7, 2018, the Company, through its wholly-owned subsidiary, GS Mendocino, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Coastal Patient Network d/b/a The Green Room Wellness Center (the “Seller”), pursuant to which GS Mendocino will acquire all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California (the “Retail Business”) for total cash consideration of $350,000 (the “Purchase Price”), subject to certain closing conditions. Pursuant to the Asset Purchase Agreement, GS Mendocino will purchase certain assets from the Seller, effective upon satisfaction of certain closing conditions, cash and cash equivalents, equipment, inventory, supplies, receivables, trade names, and certain intangible assets of the business. GS Mendocino will not acquire certain intangible assets nor will it assume any of the Seller’s liabilities. The Asset Purchase Agreement contains customary representations and considerations of each of the parties. The final installment payment for the purchase was paid on April 26, 2018.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

The dispensary became fully operational on April 2, 2018.

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

April 2018 Stock Offering

On April 11, 2018, the Company entered into a subscription agreement (the “April Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the April Agreement, the Company sold in a private placement (the “April Offering”) at a purchase price of $3.50 per share. The Offering will terminate on May 21, 2018.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

Non – Executive Board Advisory Consultant Appointments

On April 17, 2018, the Board of Directors (the “Board”) of the Company appointed Luis F. Toledo-Bayouth and Juan Bauzá Salas as non-executive board advisory consultants. In this capacity, Messrs. Toledo-Bayouth and Salas will each provide support and strategic advice to the Company in identifying new business opportunities and expanding its operations in Puerto Rico.

As consideration for Mr. Toledo-Bayouth’s services, the Company has agreed to issue him 5,000 restricted shares of common stock, par value $0.001 per share, payable quarterly, subject to his continuous service as a board advisory consultant. In consideration for Mr. Salas’ services, the Company has agreed to pay him (i) $3,000 cash fee payable monthly, commencing immediately; and (ii) 5,000 restricted shares of common stock, par value $0.001 per share, of the Corporation, payable quarterly, subject to his continuous service as a board advisory consultant.

685 85th Street, Oakland, California Lease

On May 3, 2018, The Company’s majority-owned subsidiary, Sunset Connect Oakland, LLC (“Sunset Connect”) entered into a sublease agreement (the “Sublease”), effective May 1, 2018, with CPlex, LLC, a California limited liability company (“CPLEX), pursuant to which Sunset Connect will sublease from CPLEX approximately 25,000 usable square feet of space in the building located at 685 85th Avenue, Oakland, California (the “Sublease Premises”). Sunset intends to occupy the Sublease Premises for the purpose of cultivating and manufacturing cannabis and cannabis-related products.

The Sublease provides for a term of five (5) years (the “Term”), commencing on May 1, 2018 (the “Commencement Date”) and ending on the fifth anniversary of the Commencement Date (the “Expiration Date”), unless sooner terminated in accordance with the terms of the Sublease. On the Expiration Date, Sunset Connect shall have the option to renew the Sublease for an additional term of two (2) years and eleven (11) months, with such additional term expiring on March 30, 2026.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Pursuant to the Sublease, Sunset Connect will pay CPLEX an initial monthly base rent of approximately $56,250, or an annual base rent of approximately $675,000, which will increase annually by approximately four percent (4.0%), plus additional monthly fees to cover Sunset Connect’s share of certain operating expenses relating to the Sublease Premises, including utilities, property taxes, insurance, maintenance and security.

In connection with the execution of the Sublease, Sunset Connect delivered to CPLEX a cash security deposit in the amount of $112,500 to be held as security for the full and faithful performance by Sunset Connect of the terms, covenants and conditions of the Sublease. In addition, Sunset Connect paid an advance of the first three (3) months of rent in the amount of $168,750.

The Sublease contains customary default provisions. If Sunset Connect fails to cure a breach of any of its obligations within specified time periods, the Sublease can be terminated. Sunset Connect may not assign or further sublease all or any part of the Sublease Premises.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “Green Spirit” refer to Green Spirit Industries Inc., a Nevada corporation, individually, or as the context requires, collectively with its consolidated subsidiaries. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at https://ir.greenspiritrx.com/sec-filings when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Corporate Structure

Green Spirit Industries Inc., organized on November 7, 2006 in Nevada, is a holding company with the following subsidiaries:

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

Our corporate headquarters is located at Building No. 3, P.R. 696, int. Jose Efron Avenue, Dorado, Puerto Rico, 00646 and our telephone number is (214) 808-8649. Our website addresses are as follows: www.greenspiritrx.com, www.spirulinex.com and www.thegreenroomcollective.org. No information on or through websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 per share, is quoted on the OTC Pink Tier of the OTC Markets, Inc. under the symbol “GSRX.”

Overview of Business

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020. We have been and will continue to be aggressive in executing acquisitions and pursuing other opportunities that we believe will benefit us in the long-term.

Through our operating subsidiaries, we operate as a vertically integrated retail, production and cultivation company, with an emphasis on providing the highest quality and unique medical and adult use cannabis products to the regulated cannabis industry.

We are in the business of acquiring, developing and operating retail dispensaries, growing facilities, extraction and manufacturing related to the cannabis industry in Puerto Rico and California. In Puerto Rico, all of our medicinal cannabis dispensaries operate under the name “Green Spirit RX” and our dispensary in California, located in Point Arena, Mendocino County, operates under the name “The Green Room”. As of the date of this quarterly report, we have secured leases to commence operations of our new ventures in San Francisco and Oakland. Once we commence operations, we plan to offer a broad selection of medical and adult use products including flowers, concentrates and edibles.

Puerto Rico Operations

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

As of the date of this Form 10-Q, we have acquired all of the legal rights, permits, pre-qualified licenses, leasing contracts and assets pertaining to six medical cannabis dispensaries in Puerto Rico. The dispensaries are located in the following locations: (1) Fajardo; (2) Carolina; (3) Dorado; (4) San Juan; (5) Hato Rey; (6) Bayamon; and (7) Isla Verde.

During the first quarter of 2018, we completed construction at our first medical cannabis dispensary in Dorado, Puerto Rico and were issued the requisite operating license by the DHPR. On March 28, 2018, we commenced operations under the name “Green Spirit RX.” As of the date of this filing, we completed construction at our dispensaries located in Carolina and Hato Rey. We expect construction to be completed at three of our locations during the second quarter of 2018 and that construction at the last location will be completed during the fourth quarter of 2018. These six medical cannabis dispensaries will not be fully licensed until construction is completed, and the DHPR issues the requisite operating permit for each of the dispensaries.

California Operations

The Green Room

On March 7, 2018, Mendocino entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California for total cash consideration of $350,000. The acquisition closed on April 26, 2018.

On March 26, 2018, Mendocino was granted the local permit to operate by the City of Point Arena. On April 2, 2018, Mendocino received its State of California permit to operate its adult use and recreational cannabis dispensary.

We also assumed the prior owner’s delivery license, which allows delivery of The Green Room product through both telephone or on-line orders to any county in California that allows such product delivery. The delivery car is permitted to transport up to $3,000 of product at retail price at a time, but may make as many daily deliveries as necessary to fulfill all delivery orders. The car contains GPS and a built in safe for security, and the sales proceeds are returned to the store’s safe after each delivery to avoid having cash in the car.

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

On April 13, 2018, Spirulinex entered into a lease agreement for a 4,500 square foot facility located in San Francisco, California. We believe that such facility would provide ample space to manufacture quality products for sale to distributors and retailers throughout California, including to our dispensary in Point Arena

Sunset

On March 26, 2018, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a joint venture between Green Spirit and Happy for the purpose of carrying out the cultivation of cannabis for distribution in the State of California.

On May 3, 2018, Sunset entered into a sublease for a 25,000 square foot facility located in Oakland, California. We believe that such facility would provide ample space to grow and cultivate quality product for sale to distributors and retailers in California, including our dispensary in Point Arena.

GS Essentials

On March 26, 2018, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Green Spirit Essentials, LLC, a California limited liability company (“GS Essentials”). GS Essentials was formed as a joint venture between Green Spirit and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California. We plan to have GS Essentials sublease space from Spirulinex. As noted above, Spirulinex leased a 4,500 square foot facility in San Francisco, California. We expect that approximately 1,000 square feet will be allocated to GS Essentials’ extraction business.

Through GS Essentials, we plan to run a mix of volatile and non-volatile closed loop extractions as well as an ethanol distillation process to allow us to manufacture a broad spectrum of products, including topical applications, cartridges, oils, wax, shatter, crumble and oral for sale in California.

Business Model

We plan to operate as a service business specializing in the sale of medical cannabis, edibles and paraphernalia, including, oils, lotions, THC pills, vaporizers, rigs, grinders, t-shirts, hats, logo items, and bongs and pipes with vaporizer attachments through our strategically located dispensaries; and operating several cultivation, extraction and manufacturing facilities.

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

In California, we are currently evaluating two retail dispensaries to purchase and operate. If purchased, we plan to use our cultivation, extraction and manufacturing subsidiaries to furnish the majority of product once we commence operations while also purchasing certain strains of flowers, edibles oils and lotions from local suppliers.

Plan of Operations

We also intend to continue evaluating retail, extraction and manufacturing opportunities in multiple states and Puerto Rico. During the past six months, we have performed due diligence on eight facilities, but rejected them due to their business plan or questionable records. In addition to the two dispensaries noted above, we currently have one dispensary in the due diligence phase located in Oregon, and we are reviewing four dispensaries in Puerto Rico to determine whether to continue pursuing those opportunities and commence due diligence.

We intend to sell and keep inventory of the top 5 selling brands, which will be determined by sales velocity. We intend to use a state-of-art CRM to track our customers, their buying habits and monthly spend. Customer Segments will be categorized by age, occupation and medical condition.

Over the next 12 months, we plan to continue identifying, purchasing and operating medical cannabis dispensaries in various states. We expect to operate 5 locations in the next 12 months and 10 locations by the end of 2019. It is anticipated that costs associated with purchasing or constructing the dispensary, licensing, stocking inventory and operating these dispensaries will be approximately $2.5 million. Our current fixed overhead, which includes our ongoing leasing obligations, is approximately $140,000 per month. We anticipate that fixed overhead will increase at such time as the dispensaries begin operations. In addition, we expect that our fixed costs will continue to increase so long as we are successful in our plan of expansion. We anticipate supporting our operations through the proceeds from our prior and future offerings of our securities, from anticipated revenue once the dispensaries become fully operational and, if necessary, through the sale of our securities in order to complete the development of our dispensaries. However, there can be no assurance that we will be successful in raising sufficient revenues necessary to support our operations, or that we will be successful in selling our securities.

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

Revenue Streams:

We expect our primary source of revenue to be from the sale of cannabis and cannabis-related products in our dispensaries. We believe that in order to acquire a significant market share, we will need to increase our advertising and marketing efforts of our products and services. We plan to advertise online and use traditional advertising outlets. We have no specific budget set forth at this time for either form of advertising. Further, we believe that in order to maximize our product sales, we will require additional market research and testing to enable us to be efficient with purchasing and inventory management to determine which products our customers will purchase. We may need to raise additional equity for research and development of our inventory plan. However, there can be no assurance that we will be successful in our advertising and marketing plans, or that we will raise the capital necessary to support the research and development of our inventory plan.

We anticipate that revenues from our retail dispensaries will be generated from the following:

●	medical cannabis, up to 10 strains in each dispensary;
●	derivatives (oils, lotions, edibles, THC pills);
●	paraphernalia (vaporizers, grinders, rigs, bongs and pipes with vaporizer attachments); and
●	clothing (hats, t-shirts, logos).

As for our planned extraction, cultivation, and manufacturing operations, we intend to derive revenues from the distribution and sale of our product to dispensaries and other distributors throughout California.

Cost Structure:

We intend to price our product at below market rates, however we intend to market certain items as “boutique” items, such as gourmet style edibles or exotic strains and clothing and paraphernalia.

Limited Operating History

There is no historical financial information about us which to base an evaluation of our performance. As of the date of this filing, we have generated minimal revenues from our current operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise in a complicated regulatory environment.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 and March 31, 2017

The following table summarizes the results of our operations during the three months ended March 31, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	3/31/2018 (unaudited)	3/31/2017 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	2,196	-	2,196	100%
Cost of Goods Sold	821		821
Operating expenses	8,510,083	-	8,510,083	100%
Net loss	(8,508,708)	-	(8,508,708)	100%
Loss per share of common stock	$(.21)	$-	$(.21)	-

We recorded a net loss of $98,508,708 for the three months ended March 31, 2018.

Revenue. Total revenue for the three months ended March 31, 2018 and 2017 was $2,196 and $0, respectively. The increase of $2,196, or 100%, was primarily due to operations from the opening of the dispensary in Dorado, Puerto Rico.

Cost of Goods Sold. Total cost of revenue for the three months ended March 31, 2018 and 2017 was $821 and $0, respectively. The increase of $821, or 100%, was due to expenses relating to commencing operations of the dispensary in Dorado, Puerto Rico.

General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 was $8,510,083 and $0, respectively. The increase of $8,510,083, or 100%, was primarily due to overhead expenses of the Company and stock-based compensation paid to officers, directors and consultants for services rendered.

Net Loss. Loss from operations for the three months ended March 31, 2018 and 2017 was $8,508,708 and $0, respectively. The increase of $8,508,708, or 100%, was primarily due to stock-based compensation paid to officers, directors and consultants for services rendered.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2018, the Company had $3,825,395 cash on hand as compared to $6,758,018 as of December 31, 2017. For the three months ended March 31, 2018, the Company reported loss from operations of $8,508,708 and net cash used in operating activities of $1,136,994. The Company continues to experience liquidity constraints due to the continuing losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have financed our operations during the quarter through the remaining proceeds from the Company’s July 2017 offering, which resulted in total gross proceeds of $3,300,000. In addition, we financed our operations during the quarter through the proceeds from the Company’s December 2017 offering and February 2018 offering, which resulted in total gross proceeds of $5,000,000 and $697,001, respectively.

We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Operating Cash Flows. Net cash used in operating activities for the three months ended March 31, 2018 was $1,136,994, which was due to the net loss from operations, less stock-based compensation, purchase of inventory, advances to our subsidiaries and reduction in accounts payable.

Investing Cash Flows. Net cash used in investing activities for the three months ended March 31, 2018 was $2,262,519, which was due to the purchase of our dispensary located in Point Arena, California, escrow payment relating to our purchase of certain real estate property in San Juan, Puerto Rico, purchase of patents, and construction costs of our dispensaries in Puerto Rico.

Financing Cash Flows. Net cash provided by financing activities for the three months ended March 31, 2018 was $466,890, which was due to our February 2018 capital raise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

February 2018 Private Placement

On February 23, 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the February Agreement, the Company sold in a private placement (the “February Offering”) an aggregate of 232,334 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit. The Offering resulted in $697,001 total gross proceeds. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) one (1) warrant to purchase shares of the Company’s common stock (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $6.00 per share, subject to adjustment as provided in the Warrant agreement.

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

GREEN SPIRIT INDUSTRIES INC.

Date: May 21, 2018	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

