Form 10-Q
period 2018-06-30
GREEN SPIRIT INDUSTRIES INC.
filed 2018-07-12
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2018

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

As of July 11, 2018, the registrant had 43,489,342 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Green Spirit Industries Inc.

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$782,208	$4,645
Cash, held in escrow	3,344,553	6,753,373
Accounts Receivable	97,993	-
Inventory	300,166	-
Prepaid Expenses	93,297	20,650
Total Current Assets	4,618,217	6,778,668

Fixed Assets
Furniture, fixtures and equipment	255,766	-
Building and leasehold improvements	1,878,475	-
Accumulated Depreciation	(22,961)	-
Total Net Fixed Assets	2,111,280	-
		-
Other Assets
Licenses (Note 5)	812,300	503,000
Deposits	280,200	7,300
Patents	1,522,023	-
Construction in progress (Note 6)	282,678	241,627
Total Other Assets	2,897,201	751,927

Total Assets	$9,626,698	$7,530,595

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$216,689	$222,515
Accrued Expenses	29,613	-
Advances Payable	2,522	1,000
Total Current Liabilities	248,824	223,515

Total Liabilities	248,824	223,515

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 43,476,758 and 40,817,870 issued and outstanding and 190,000 and 77,167 held in escrow and not issued as of June 30, 2018 and December 31, 2017, respectively	43,668	40,895
Additional paid-in capital	44,756,665	33,349,144
Retained deficit	(35,922,101)	(26,082,960)
Equity attributable to Green Spirit Industries Inc.	8,878,233	7,307,080
Non-controlling interest	499,641

Total Stockholders’ Equity	9,377,874	7,307,080

Total Liabilities and Stockholders’ Equity	$9,626,698	$7,530,595

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Revenues	$353,430	$-	$355,626	$-
Cost of Goods Sold	200,357		201,178
Gross Profit	153,073	-	154,448	-

Operating expenses
Consulting Fees	357,990	30,000	674,823	30,000
General and administrative	1,138,396	20,965	1,544,233	20,965
Professional Fees	134,464	56,250	326,877	56,250
Depreciation Expense	22,961	-	22,961	-
Stock based compensation (Note 3)
Consulting fees	2,750	1,069,600	7,297,750	1,069,600
Investor relations	-	991,000	300,000	991,000
Professional fees	-	1,129,400	-	1,129,400
Total Stock based compensation	2,750	3,190,000	7,597,750	3,190,000
Total Operating Expenses	1,656,561	3,297,215	10,166,644	3,297,215
Loss from operations	(1,503,488)	(3,297,215)	(10,012,196)	(3,297,215)

Other Income (Expenses)
Rent Income	8,585	-	8,585	-

Total Other Income (Expenses)	8,585	-	8,585	-

Loss from operations before provision for income taxes	(1,494,903)	(3,297,215)	(10,003,611)	(3,297,215)

Provision for income taxes	-	-	-	-

Net loss	(1,494,903)	(3,297,215)	(10,003,611)	(3,297,215)
Net loss attributable to non-controlling interest	(163,952)	-	(164,470)	-
Net loss attributable to Green Spirit Industries Inc.	$(1,330,951)	$(3,297,215)	$(9,839,141)	$(3,297,215)

Basic loss per share	$(0.03)	$(0.20)	$(0.23)	$(0.39)

Weighted average number of common shares outstanding	42,946,004	16,595,057	42,143,764	8,466,462

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of shares and warrants for cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of shares for cash	-	738,504	-	739	2,584,026	-	-	2,584,765

Issuance of shares for services	-	1,488,050	-	1,489	7,596,261	-	-	7,597,750

Shares purchased, not issued as of statement date	-	190,000	-	190	474,810	-	-	475,000

Shares issued for purchase of patents	-	200,000	-	200	949,800	-	-	950,000

Recognition of Non-Controlling Interest attributable to Spirulinex	-	-	-	-	(662,721)		662,721	-

Capital contributed by minority joint venturers					-		1,390	1,390

Net loss	-	-	-	-	-	(9,839,141)	(164,470)	(10,003,611)

Balance as of June 30, 2018	1,000	43,666,758	$1	$43,668	$44,756,665	$(35,922,101)	$(499,641)	$9,377,874

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flow from Operating Activities
Net loss	$(10,003,611)	$(3,297,215)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of common stock for services	7,597,750	3,190,000
Depreciation Expense	22,961

Changes in operating assets and liabilities:
Accounts Receivable	(97,993)	-
Inventory	(300,166)	-
Prepaid Expenses	(72,647)	(17,500)
Accounts Payable	(5,826)	4,750
Accrued Expenses	29,613	-
Advances Payable	1,522	1,000
Net cash (used in) provided by operating activities	(2,828,397)	(118,965)

Cash Flow from Investing Activities
Deposit	(272,900)	(150,000)
Fixed Assets	(2,134,241)	-
Licenses	(309,300)	-
Patents	(572,023)	-
Construction in Progress	(41,051)	(63,747)
Net cash used in investing activities	(3,329,515)	(213,747)

Cash Flow from Financing Activities
Issuance of common stock	3,525,265	3,300,000
Cash contributed by minority joint venturers	1,390
Capitalization of subsidiary for prepaid expenses	-	1,000
Advances payable, related party	-	150,000
Advances Payable, related party	-	(150,000)
Net cash provided by financing activities	3,526,655	3,301,000
Net increase (decrease) in cash	(2,631,257)	2,968,288
Cash at beginning of period	6,758,018	-
Cash at end of period	$4,126,761	$2,968,288

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common Stock issued for purchase of patents	$950,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

On June 21, 2018, the Board of Directors of Green Spirit Industries Inc. (the “Company”) unanimously adopted amended and restated Bylaws of the Company (the “Amended and Restated Bylaws”), to, among other things, conform certain provisions of the Amended and Restated Bylaws to the Company’s Amended Articles of Incorporation and the Nevada Revised Statutes, as well as to revise the procedures relating to action by written consent of the Company’s stockholders.

On June 22, 2018 the Board of Directors approved the resolution to change the name of the Corporation to “GSRX Industries Inc.” in order to reflect the nature of the corporation following consummation of the share exchange. The name change will become effective after final review by FINRA.

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

Spirulinex, LLC (“Spirulinex”) was organized under the laws of the State of California on October 12, 2017and had no operations since its inception. On March 3, 2018, the Company entered into an operating agreement with Solunas Aqua Corp., a California corporation (“Solunas”). Spirulinex was formed as a joint venture between the Company and Solunas (the “Joint Venture”) for the purpose of carrying out the manufacturing cannabis and cannabinoid products for distribution in the State of California.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Sunset Connect Oakland, LLC (“Sunset”) was organized under the laws of the State of California on December 13, 2017 and had no operations since its inception. On March 26, 2018, the Company entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”). Sunset was formed as a joint venture between the Company and Happy for the purpose of carrying out the growing of cannabis for distribution in the State of California.

Green Spirit Essentials, LLC (“GS Essentials”) was organized under the laws of the State of California on December 12, 2017 and had no operations since its inception. On March 26, 2018, the Company entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”). Sunset was formed as a joint venture between the Company and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California.

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

Mendocino began operations on April 2, 2018.

138 Main Street PA, LLC (“138 Main”) was organized under the laws of the State of California on March 16, 2018. 138 Main was formed for the purpose of purchasing the building at 138 Main Street, Point Arena, California. The closing of the purchase was on May 22, 2018. 138 Main will lease the building to Green Spirit Mendocino for $1,200 per month.

GSRX SUSPES, LLC (“SUSPES”) was organized under the laws of the State of California on April 3, 2018. SUSPES was formed for the purpose of payroll management for the operations in California.

The Company is in the business of acquiring, developing and operating medical cannabis dispensaries throughout Puerto Rico and cannabis related businesses in California. To date, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets of pre-qualified medical cannabis dispensaries pursuant to three Final Purchasing Agreements (“FPA”). (Note 6). The Company began operations in one dispensary in Puerto Rico on March 28, 2018, two dispensaries on June 1, 2018 and on April 2, 2018 in Point Arena, California.

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

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Principles of Consolidation

The consolidated financial statements through June 30, 2018 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

●	100% owned subsidiary, Project 1493, LLC;
●	100% owned subsidiary, Andalucia 511, LLC;
●	51% majority owned subsidiary, Spirulinex, LLC;
●	55% majority owned subsidiary, Sunset Connect Oakland, LLC;
●	55% majority owned, Green Spirit Essentials, LLC;
●	100% owned subsidiary, Green Spirit Mendocino, LLC; and
●	100% owned subsidiary, 138 Main Street PA, LLC.
●	100% owned subsidiary, GSRX SUPES, LLC
●	100% owned subsidiary, Point Arena Supply Co., LLC

Use of Estimates and Assumptions

The preparation of the consolidated financial statements that are in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At June 30, 2018 the Company had $3,268,709 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Cash held in escrow, in the name of the Company, is held by Sichenzia Ross Ference Kesner (“Sichenzia”). The escrow account was established to hold the deposits from the sale of common stock and hold funds for businesses under letters of intents to purchase. There are no restrictions on the funds held by Sichenzia on the Company’s behalf.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This new standard replaced most existing revenue recognition guidance in U.S. GAAP and codified guidance under FASB Topic 606. The underlying principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.

The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under Topic 606, while prior period amounts continue to be reported in accordance with the Company’s historic accounting practices under previous guidance. However, given the nature of the Company’s products and the terms and conditions applicable to sales to its customers, the timing and amount of revenue recognized based on the underlying principles of ASU No. 2014-09 are consistent with the Company’s revenue recognition policy under previous guidance.

The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company’s policy is to record revenue when control of the goods transfers to the customer.

In limited instances when products are sold under consignment arrangements, the Company does not recognize revenue until control over such products has transferred to the end consumer.

Other revenues, primarily rents, do not comprise a material amount of the Company’s net sales.

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

Income Taxes

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was organized under the laws of Nevada and therefore will be taxed at statutory U.S. federal corporate income tax rates.

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

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Recent Accounting Pronouncements

As of June 30, 2018 and through July 11, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

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

3. Equity

Authorized and Outstanding Capital Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 43,476,758 are currently issued and outstanding; an additional 190,000 shares were purchased but not issued. The Company currently has 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock which are issued and outstanding.

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

The following table illustrates the common stock transactions for the six months ended June 30, 2018:

	Preferred	Common
Category	Shares	Shares
Cash, common shares	0	893,671
Services	0	1,487,500
Services, approved but not issued	0	550
Patents	0	200,000
Cash, common shares purchased but not issued as of the statement date	0	190,000
Total	0	2,771,721

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

On June 12, 2018 the Company issued 275 shares to Dr. Harlan Ribnik, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

On June 12, 2018 the Company issued 275 shares to Steve Farkas, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Corporation as follows: (i) a monthly fee of One Thousand Dollars ($1,000); and (ii) a quarterly fee of shares of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”), in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

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

Warrants

As of June 30, 2018, the Company had outstanding warrants to purchase 6,038,462 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance.

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

June 30, 2018

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

April 2018 Stock Offering

On April 11, 2018, the Company entered into a subscription agreement (the “April Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the April Agreement, the Company sold in a private placement (the “April Offering”) 738,504 common shares at a purchase price of $3.50 per share. The Offering resulted in $2,584,765 total gross proceeds. The Offering was terminated on May 21, 2018.

June 2018 Stock Offering

On June 11, 2018, the Company entered into a subscription agreement (the “April Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the April Agreement, the Company sold in a private placement (the “June Offering”) 190,000 common shares at a purchase price of $2.50 per share. The Offering resulted in $475,000 total gross proceeds. The Offering was terminated on June 22, 2018.

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

5. Licenses

On March 7, 2018, Mendocino entered into an asset purchase agreement with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California for total cash consideration of $350,000.

The amount assigned to the Licenses intangible asset was $309,300. The licenses and permits renew annually for nominal fees.

6. Construction in progress

On June 8, 2017, the Company entered into construction contracts for the construction and build-out of two dispensaries for the Carolina and Dorado locations for $123,700 and $100,075, respectively. On August 14, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Andalucia location for $117,200. On October 4, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Fajardo location for $127,600. As of June 30, 2018, the Company has paid $587,237 on interim payment applications to the contractor. The construction at the Dorado location was completed March 24, 2018; and the construction was completed at Carolina and Andalucia on May 14, 2018. The construction on the Fajardo location began on March 15, 2018 and is anticipated to be completed by July 31, 2018. Estimated costs to complete the projects is approximately $150,000.

7. Related Party Transactions

The Company entered into Consulting Agreements with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) effective as of January 1, 2018. The CEO will be paid $20,000 per month plus expenses and the CFO will be paid $17,500 per month plus expenses.

The two officers performed their executive and financial duties for the Company since March 17, 2017. During the six months ended June 30, 2018, the CEO and CFO were paid $125,000 and $100,500, respectively.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

During the six months ended June 30, 2018, Peach was paid $127,500.

8. Patents

The Operating Agreement which governs the terms of Spirulinex, includes among other things, the requirement that the Company contribute to Spirulinex an aggregate of 200,000 shares of common stock valued at $4.75 per share, par value $0.001 per share, valued at $950,000; the Company contribute to Spirulinex a total of $350,000 to fund the Business; and Solunas Aqua Corp. enter into an IP assignment agreement and IP purchase agreement with Spirulinex for all intellectual property and provisional patents relating to the Business.

The Company has applied for patents which it believes are a new, original and ornamental design for Oral Consumable Flakes. The patents use the methods of preparing solulizable, encapsulated plant-based compositions.

During the six months ended June 30, 2018, the Company has paid $222,023 in legal and associated costs for the multiple patent applications.

9. Commitments and Contingencies

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

Option to Purchase Building

On May 14, 2018, Andalucia 511, LLC, through its parent company, Project 1493, LLC remitted $50,000 in the form of an option to purchase a building located at 1022 Ashford Avenue in Santuree, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company will also pay $5,000 rent for the duration of the option agreement.

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of June 30, 2018 and July 11, 2018, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

Letter of Intent – Progressive Collectives, LLC

On January 26, 2018, the Company entered into a letter of intent with Progressive Collectives, LLC (“Progressive”), pursuant to which Progressive would sell and transfer the assets of a cannabis dispensary business, and the Company would purchase and assume the assets of such cannabis dispensary business, subject to the terms and conditions of the letter of intent with Progressive. Subject to a satisfactory due diligence investigation by the Company, and entry into a definitive agreement by and among the parties, the anticipated closing date of the proposed transaction shall be on or before February 2, 2018, subject to the right of the Company to extend such time for a period of forty-five days thereafter in the event the Company requires additional time to conduct its due diligence investigation. The Company and Progressive have signed extensions of time to complete the due diligence, the most recent one on March 23, 2018, extending the period for due diligence until ten days after Progressive files its 2017 Federal income tax return. As of the date of this statement, Progressive has not filed its Federal income tax return.

Green Spirit Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2018

10. Revenue Classes

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues by Type
Wholesale	$98,252	$-	$98,252	$-
Retail	255,178		257,374
Total	$353,430	-	$355,626	-

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues by State
California	$220,461	$-	$220,461	$-
Puerto Rico	132,969		135,165
Total	$353,430	-	$355,626	-

11. Subsequent Events

Isla Verde Construction

On July 2, 2018 the Company entered into a construction contract for the construction and build-out of a dispensary for the Isla Verde location for $180,150. Estimated completion date is October, 2018.

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

Overview of Business

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some , will exceed $30 billion in revenue by the year 2020. We have been and will continue to be aggressive in executing acquisitions and pursuing other opportunities that we believe will benefit us in the long-term.

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

Puerto Rico Operations

We are currently in various stages of construction of our dispensaries in Puerto Rico. Three dispensaries have been completed and operating; one location will be completed in July 2018 the remaining dispensaries to be completed by the end of 2018. We currently hold pre-qualifications for a dispensary license for these locations, and they will not be fully licensed until construction is completed, and the Department of Health of Puerto Rico (“DHPR”) issues the requisite operating permit for each of the dispensaries.

As of the date of this Form 10-Q, we have acquired all of the legal rights, permits, pre-qualified licenses, leasing contracts and assets pertaining to six medical cannabis dispensaries in Puerto Rico. The dispensaries are located in the following locations: (1) Fajardo; (2) Carolina; (3) Dorado; (4) San Juan; (5) Hato Rey; (6) Bayamon; and (7) Isla Verde.

During the first quarter of 2018, we completed construction at our first medical cannabis dispensary in Dorado, Puerto Rico and were issued the requisite operating license by the DHPR. On March 28, 2018, we commenced operations under the name “Green Spirit RX.” We completed construction at our dispensaries located in Carolina and Hato Rey and began operations on June 1, 2018 at both dispensaries. We expect construction to be completed at one of our locations during the third quarter of 2018 and that construction at the remaining locations will be completed during the fourth quarter of 2018. These six medical cannabis dispensaries will not be fully licensed until construction is completed, and the DHPR issues the requisite operating permit for each of the dispensaries.

California Operations

The Green Room

On March 7, 2018, Mendocino entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a retail cannabis operation in Point Arena, Mendocino County, California for total cash consideration of $350,000. The purchase closed on April 26, 2018.

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

On April 13, 2018, Spirulinex entered into a lease agreement for a 4,500 square foot facility located in San Francisco, California. We believe that such facility would provide ample space to manufacture quality products for sale to distributors and retailers throughout California, including to our dispensary in Point Arena

At the end of the second quarter, the leased space is currently under construction and will become fully operational in the third quarter of 2018.

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

At the end of the second quarter, the leased space is currently under construction and will become fully operational in the third quarter of 2018.

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

In California, we are currently evaluating three retail dispensaries to purchase and operate. If purchased, we plan to use our cultivation, extraction and manufacturing subsidiaries to furnish the majority of product once we commence operations while also purchasing certain strains of flowers, edibles oils and lotions from local suppliers.

Plan of Operations

We also intend to continue evaluating retail, extraction and manufacturing opportunities in multiple states and Puerto Rico. During the past nine months, we have performed due diligence on nine facilities, but rejected them due to their business plan or questionable records. In addition to the three dispensaries noted above, we currently have one dispensary in the due diligence phase located in Portland, Oregon and we are reviewing one dispensary in Puerto Rico to determine whether to continue pursuing those opportunities and commence due diligence.

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

RESULTS OF OPERATIONS

The following table summarizes the results of our operations during the three months ended June 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior six-month period:

Line Item	6/30/2018 (unaudited)	6/302017 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	353,430	-	353,430	100%
Cost of Goods Sold	200,357	-	200,357	100%
Operating expenses	1,656,561	3,297,215	(1,656,561)	(50)%
Net loss	(1,494,903)	(3,297,215)	(1,802,312)	(55)%
Loss per share of common stock	$(0.03)	$(0.20)	$0.17	85%

Three Months Ended June 30, 2018 and June 30, 2017

We recorded a net loss of $1,494,903 for the three months ended June 30, 2018.

Revenue. Total revenue for the three months ended June 30, 2018 and 2017 was $353,430 and $0, respectively. The increase of $353,430, or 100%, was due to operations of four dispensaries opening in Puerto Rico and Point Arena, California; and revenues from the grow and manufacturing facilities in Oakland and San Francisco, respectively.

Cost of Goods Sold. Total cost of revenue for the three months ended June 30, 2018 and 2017 was $200,357 and $0, respectively. The increase of $200,357, or 100%, was due to four dispensaries opening in Puerto Rico and Point Arena, California; and revenues from the grow and manufacturing facilities in Oakland and San Francisco, respectively.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended June 30, 2018 and 2017 was $1,656,561 and $3,297,215, respectively. The decrease of $1,640,654, or 50%, was primarily due to decrease of stock based compensation paid to officers, directors and consultants for services rendered.

Net Loss. Net Loss for the three months ended June 30, 2018 and 2017 was $1,494,903 and $3,297,215, respectively. The decrease of $1,802,312, or 55%, was primarily due to operations beginning in four retail dispensaries, grow and manufacturing facilities, and the decrease of stock based compensation paid to officers, directors and consultants for services rendered.

Six Months Ended June 30, 2018 and June 30, 2017

We recorded a net loss of $10,003,611 for the six months ended June 30, 2018.

Revenue. Total revenue for the six months ended June 30, 2018 and 2017 was $355,626 and $0, respectively. The increase of $355,626, or 100%, was primarily due to operations beginning in four retail dispensaries, grow and manufacturing facilities.

Cost of Goods Sold. Total cost of revenue for the six months ended June 30, 2018 and 2017 was $201,178 and $0, respectively. The increase of $201,178, or 100%, was due to operations beginning in four retail dispensaries, grow and manufacturing facilities.

Total Operating Costs. Selling, general, administrative and operating expenses for the six months ended June 30, 2018 and 2017 was $10,166,644 and $3,297,215, respectively. The increase of $6,869,429, or 207%, was primarily due to stock based compensation paid to officers, directors and consultants for services rendered and overhead expenses incurred to operate the business.

Net Loss. Net Loss for the six months ended June 30, 2018 and 2017 was $10,003,611 and $3,297,215, respectively. The increase of $6,706,396, or 203%, was primarily due to stock based compensation paid to officers, directors and consultants for services rendered and overhead expenses incurred to operate the business.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2018, the Company had $4,126,761 cash on hand as compared to $6,758,018 as of December 31, 2017. For the six months ended June 30, 2018, the Company reported loss from operations of $10,033,611 and net cash used in operating activities of $2,828,397.

We have financed our operations during the six months through the remaining proceeds from the Company’s July 2017 offering, which resulted in total gross proceeds of $3,300,000. During the first quarter, the Company operated with the proceeds from the Company’s December 2017 offering and February 2018 offering, which resulted in total gross proceeds of $5,000,000 and $697,001, respectively.

In addition, we financed our operations during the six months of 2018 through the proceeds from the Company’s April offering and June 2018 offering, which resulted in total gross proceeds of $2,584,765 and $475,000, respectively.

We will continue to raise additional cash during the following twelve months and these needs will coincide with the cash demands anticipated for the implementation of our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Operating Cash Flows. Net cash used in operating activities for the six months ended June 30, 2018 was $2,828,397, which was due to the net loss from operations, less stock-based compensation, purchase of inventory, payment of prepaid expenses and increases of accounts payable and accrued expenses.

Investing Cash Flows. Net cash used in investing activities for the six months ended June 30, 2018 was $3,329,515, which was due to the purchase of our dispensary located in Point Arena, California, purchase of certain real estate property in San Juan, Puerto Rico, purchase of patents, and construction costs of our dispensaries in Puerto Rico.

Financing Cash Flows. Net cash provided by financing activities for the six months ended June 30, 2018 was $3,526,655, which was due to our February, April and June 2018 capital raises.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

June 2018 Private Placement

On June 7, 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the Subscription Agreement, the Company offered in a private placement (the “Offering”) common stock, par value $0.001 per share (the “Shares”) at a purchase price of $3.50 per share. In the Offering, the Company issued a total of 738,504 Shares for total gross proceeds of $2,584,764.

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

GREEN SPIRIT INDUSTRIES INC.

Date: July 12, 2018	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

