Form 10-Q/A
period 2018-06-30
GSRX INDUSTRIES INC.
filed 2018-10-25
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

 (Amendment No. 1)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2018

Commission File Number: 333-141929

GSRX INDUSTRIES INC.

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

As of October 25, 2018, the registrant had 45,211,044 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

GSRX Industries Inc., formerly Green Spirit Industries Inc. (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restated in its entirety the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as originally filed with the Securities and Exchange Commission (the “Commission”) on July 12, 2018 (the “Original Filing”).

This Amendment No. 1 amends the Original Filing to reflect a restatement of the Company’s financial statements for the three and six months ended June 30, 2018, to correct various account balances as summarized below.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained (deficit) in the consolidated balance sheets as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of June 30, 2018

	Previously	Net
	Reported	Change	Restated

Common stock	43,668	417	44,085
Additional paid-in capital	44,756,665	2,152,333	46,908,998
Retained deficit	(35,922,101)	(2,152,750)	(38,074,851)

Selected Unaudited Consolidated Statements of Operations for the three months ended June 30, 2018

	Three months ended June 30, 2018
	Previously
	Reported	Net Change	Restated

Stock based compensation-consulting fee	2,750	2,152,750	2,155,500
Loss from operations	(1,503,488)	(2,152,750)	(3,656,238)
Loss from operations before provision for income taxes	(1,494,903)	(2,152,750)	(3,647,653)
Net loss	(1,494,903)	(2,152,750)	(3,647,653)
Net loss attributable to GSRX Industries Inc.	(1,330,951)	(2,152,750)	(3,483,701)
Basic loss per share	(.03)	(.05)	(.08)
Weighted average number of common shares outstanding	42,946,004	204,482	43,150,486

Selected Unaudited Consolidated Statements of Operations for the six months ended June 30, 2018

	Six months ended June 30, 2018
	Previously
	Reported	Net Change	Restated

Stock based compensation-consulting fee	7,297,750	2,152,750	9,450,500
Loss from operations	(10,012,196)	(2,152,750)	(12,164,946)
Loss from operations before provision for income taxes	(10,003,611)	(2,152,750)	(12,156,361)
Net loss	(10,003,611)	(2,152,750)	(12,156,361)
Net loss attributable to GSRX Industries Inc.	(9,839,141)	(2,152,750)	(11,991,891)
Basic loss per share	(.23)	(.05)	(.28)
Weighted average number of common shares outstanding	42,143,764	102,807	42,246,571

The Company’s Board of Directors authorized the issuance of common shares as compensation to consultants, related parties and members of the board for services rendered during the second quarter ended June 30, 2018 which were not reflected in the financial statements for the period ended June 30, 2018. The authorized shares were not issued until September 4, 2018.

The Board authorized 215,000 of common shares which had a fair value of $1,193,250 on April 27, 2018. The Board authorized 202,000 shares of common shares which had a fair value of $959,500 on June 6, 2018. The total value of the shares authorized, but not issued is $2,152,750. The shares issued increase the net loss for the three and six months ended June 30, 2018 by $2,152,750. The financial statements are being restated to reflect this change.

For ease of reference, revisions to the Original Filing have been made to the following sections:

●	Part I, Item 1 – Financial Statements (and Notes to Unaudited Consolidated Financial Statements)
●	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2 and 32.1), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as provided in this explanatory note, or as indicated in the applicable disclosure, this Amendment No. 1 has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Commission subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
	(Restated)
Assets

Current Assets
Cash	$782,208	$4,645
Cash, held in escrow	3,344,553	6,753,373
Accounts Receivable	97,993	-
Inventory	300,166	-
Prepaid Expenses	93,297	20,650
Total Current Assets	4,618,217	6,778,668

Fixed Assets
Furniture, fixtures and equipment	255,766	-
Building and leasehold improvements	1,878,475	-
Accumulated Depreciation	(22,961)	-
Total Net Fixed Assets	2,111,280	-
		-
Other Assets
Licenses (Note 6)	812,300	503,000
Deposits	280,200	7,300
Patent Application Costs	1,522,023	-
Construction in progress (Note 7)	282,678	241,627
Total Other Assets	2,897,201	751,927

Total Assets	$9,626,698	$7,530,595

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$216,689	$222,515
Accrued Expenses	29,613	-
Advances Payable	2,522	1,000
Total Current Liabilities	248,824	223,515

Total Liabilities	248,824	223,515

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Note 4)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 43,476,758 and 40,817,870 issued and outstanding and 190,000 and 77,167 held in escrow and not issued; 417,000 and 0 authorized and not issued as of June 30, 2018 and December 31, 2017, respectively	44,085	40,895
Joint venture equity	-	-
Additional paid-in capital	46,908,998	33,349,144
Retained deficit	(38,074,851)	(26,082,960)
Equity attributable to Green Spirit Industries Inc.	8,878,233	7,307,080
Non-controlling interest	499,641

Total Stockholders’ Equity	9,377,874	7,307,080

Total Liabilities and Stockholders’ Equity	$9,626,698	$7,530,595

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Restated)		(Restated)
Revenues
Revenues	$353,430	$-	$355,626	$-
Cost of Goods Sold	200,357		201,178
Gross Profit	153,073	-	154,448	-

Operating expenses
Consulting Fees	357,990	30,000	674,823	30,000
General and administrative	1,138,396	20,965	1,544,233	20,965
Professional Fees	134,464	56,250	326,877	56,250
Depreciation Expense	22,961	-	22,961	-
Stock based compensation (Note 4)
Consulting fees	2,155,500	1,069,600	9,450,500	1,069,600
Investor relations	-	991,000	300,000	991,000
Professional fees	-	1,129,400	-	1,129,400
Total Stock based compensation	2,155,500	3,190,000	9,750,500	3,190,000
Toal Operating Expenses	3,809,311	3,297,215	12,319,394	3,297,215
Loss from operations	(3,656,238)	(3,297,215)	(12,164,946)	(3,297,215)

Other Income (Expenses)
Rent Income	8,585	-	8,585	-

Total Other Income (Expenses)	8,585	-	8,585	-

Loss from operations before provision for income taxes	(3,647,653)	(3,297,215)	(12,156,361)	(3,297,215)

Provision for income taxes (Note 5)	-	-	-	-

Net loss	(3,647,653)	(3,297,215)	(12,156,361)	(3,297,215)
Net loss attributable to non-controlling interest	(163,952)	-	(164,470)	-
Net loss attributable to Green Spirit Industries Inc.	$(3,483,701)	$(3,297,215)	$(11,991,891)	$(3,297,215)

Basic loss per share	$(0.08)	$(0.20)	$(0.28)	$(0.39)

Weighted average number of common shares outstanding	43,150,486	16,595,057	42,246,571	8,466,462

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of shares and warrants for cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of shares for cash	-	738,504	-	739	2,584,026	-	-	2,584,765

Issuance of shares for services	-	1,905,050	-	1,906	9,748,594	-	-	9,750,500

Shares purchased, not issued as of statement date	-	190,000	-	190	474,810	-	-	475,000

Shares issued for purchase of patents	-	200,000	-	200	949,800	-	-	950,000

Purchase of Spirulinex, LLC joint venture interest	-	-	-	-	(662,721)		662,721	-

Capital contributed by minority joint venturers					-		1,390	1,390

Net loss	-	-	-	-	-	(11,991,891)	(164,470)	(12,156,361)

Balance as of June 30, 2018	1,000	44,083,758	$1	$44,085	$46,908,998	$(38,074,851)	$499,641	$9,377,874

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(Restated)
Cash Flow from Operating Activities
Net loss	$(12,156,361)	$(3,297,215)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of common stock for services	9,750,500	3,190,000
Depreciation Expense	22,961

Changes in operating assets and liabilities:
Accounts Receivable	(97,993)	-
Inventory	(300,166)	-
Prepaid Expenses	(72,647)	(17,500)
Accounts Payable	(5,826)	4,750
Accrued Expenses	29,613	-
Advances Payable	1,522	1,000
Net cash (used in) provided by operating activities	(2,828,397)	(118,965)

Cash Flow from Investing Activities
Deposit	(272,900)	(150,000)
Fixed Assets	(2,134,241)	-
Licenses	(309,300)	-
Patent Application Costs	(572,023)	-
Construction in Progress	(41,051)	(63,747)
Net cash used in investing activities	(3,329,515)	(213,747)

Cash Flow from Financing Activities
Issuance of common stock	3,525,265	3,300,000
Cash contributed by minority joint venturers	1,390
Capitalization of subsidiary for prepaid expenses	-	1,000
Advances payable, related party	-	150,000
Advances Payable, related party	-	(150,000)
Net cash provided by financing activities	3,526,655	3,301,000
Net increase (decrease) in cash	(2,631,257)	2,968,288
Cash at beginning of period	6,758,018	-
Cash at end of period	$4,126,761	$2,968,288

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Non-cash: Shares issued for patent application costs	$950,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

June 30, 2018

1. Nature of Operations

GSRX Industries Inc., formerly Green Spirit Industries Inc. (“the Company”), is a Nevada corporation formed under the name Cyberspace Vita, Inc. (“Cyberspace”) on November 7, 2006. Cyberspace’s initial business plan was related to the online sale of vitamins and supplements. On May 11, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of Cyberspace (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and Peach Management, LLC (“Peach”) the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). As a result of the Exchange Agreement, 1493 became a wholly-owned subsidiary of the Company, and the business of 1493 became the business of the Company. At the time of the Exchange Agreement, Cyberspace was not engaged in any business activity. The Company accounted for the acquisition of 1493 as a reverse merger and all prior periods presented are those of 1493.

On June 21, 2018, the Board of Directors of the Company unanimously adopted amended and restated Bylaws of the Company (the “Amended and Restated Bylaws”), to, among other things, conform certain provisions of the Amended and Restated Bylaws to the Company’s Amended Articles of Incorporation and the Nevada Revised Statutes, as well as to revise the procedures relating to action by written consent of the Company’s stockholders.

On June 22, 2018 the Board of Directors approved the resolution to change the name of the Corporation to “GSRX Industries Inc.” in order to reflect the nature of the corporation. The name change became effective on July 16, 2018.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

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

The Company is in the business of acquiring, developing and operating medical cannabis dispensaries throughout Puerto Rico and cannabis related businesses in California. To date, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets of pre-qualified medical cannabis dispensaries pursuant to three Final Purchasing Agreements (“FPA”). The FPA’s purchased pre-qualified cannabis licenses in Puerto Rico. The Company acquired all of the legal rights, permits, pre-qualified licenses and leases for five medical cannabis dispensaries. The pre-qualification license does not allow the holder to operate a dispensary, only the opportunity to go through the qualifying steps to obtain an operating permit and open the dispensary. Additional steps include proving financial viability, background checks, application of final permit, certificate of occupancy, employment of a security firm, installation of security cameras and smaller compliance matters.

The cities and purchase price of FPA for the dispensaries are as follows:

Fajardo	$100,000
Carolina	100,000
Dorado	100,000
San Juan	75,000
Hato Rey	128,000
Total	$503,000

The FPA’s have an indefinite life, therefore are not being amortized.

(Note 7). The Company began operations of one dispensary in Puerto Rico on March 28, 2018, two dispensaries on June 1, 2018 and one dispensary in Point Arena, California on April 2, 2018.

2. Restatement of the Consolidated Financial Statements

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained (deficit) in the consolidated balance sheets as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued unaudited financial statements are summarized as follows:

Selected Unaudited Consolidated Balance Sheets Information as of June 30, 2018

	Previously
	Reported	Net Change	Restated

Common stock	43,668	417	44,085
Additional paid-in capital	44,756,665	2,152,333	46,908,998
Retained deficit	(35,922,101)	(2,152,750)	(38,074,851)

Selected Unaudited Consolidated Statements of Operations for the three months ended June 30, 2018

	Three months ended June 30, 2018
	Previously
	Reported	Net Change	Restated

Stock based compensation-consulting fee	2,750	2,152,750	2,155,500
Loss from operations	(1,503,488)	(2,152,750)	(3,656,238)
Loss from operations before provision for income taxes	(1,494,903)	(2,152,750)	(3,647,653)
Net loss	(1,494,903)	(2,152,750)	(3,647,653)
Net loss attributable to GSRX Industries Inc.	(1,330,951)	(2,152,750)	(3,483,701)
Basic loss per share	(.03)	(.05)	(.08)
Weighted average number of common shares outstanding	42,946,004	204,482	43,150,486

Selected Unaudited Consolidated Statements of Operations for the six months ended June 30, 2018

	Six months ended June 30, 2018
	Previously
	Reported	Net Change	Restated

Stock based compensation-consulting fee	7,297,750	2,152,750	9,450,500
Loss from operations	(10,012,196)	(2,152,750)	(12,164,946)
Loss from operations before provision for income taxes	(10,003,611)	(2,152,750)	(12,156,361)
Net loss	(10,003,611)	(2,152,750)	(12,156,361)
Net loss attributable to GSRX Industries Inc.	(9,839,141)	(2,152,750)	(11,991,891)
Basic loss per share	(.23)	(.05)	(.28)
Weighted average number of common shares outstanding	42,143,764	102,807	42,246,571

The Company’s Board of Directors authorized the issuance of common shares as compensation to consultants, related parties and members of the board for services rendered during the second quarter ended June 30, 2018 which were not reflected in the financial statements for the period ended June 30, 2018. The authorized shares were not issued until September 4, 2018.

The Board authorized 215,000 of common shares which had a fair value of $1,193,250 on April 27, 2018. The Board authorized 202,000 of common shares which had a fair value of $959,500 on June 6, 2018. The total value of the shares authorized, but not issued is $2,152,750. The shares issued increase the net loss for the three and six months ended June 30, 2018 by $2,152,750. The financial statements are being restated to reflect this change.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

June 30, 2018

3. Summary of Significant Accounting Policies

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

Cash held in escrow, in the name of the Company, is held by Sichenzia Ross Ference (“Sichenzia”). The escrow account was established to hold the deposits from the sale of common stock and hold funds for businesses under letters of intents to purchase. There are no restrictions on the funds held by Sichenzia on the Company’s behalf.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

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

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of June 30, 2018, the Company had not identified any uncollectible accounts.

Inventory

The Company’s inventory is stated at the lower of cost or market.

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Computer and technology	5 years
Furniture and fixtures	10 years
Building and Leasehold improvements	5 - 25 years
Machinery and equipment	7 years
Vehicles	5 years

Intangible Costs

The Company incurred costs related to Patent Application Costs during the quarter ended June 30, 2018, consisting of legal costs. The patent applications will be filed over the next several quarters. As the patents have not been issued as of June 30, 2018, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income. (Note 9).

The licenses have indefinite useful lives. The licenses are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using comparative license costs or cash flow method.

Expenses

Cost of goods sold includes the purchase of cannabis and cannabis-related products, labor directly associated with purchasing, inventory control.

General and administrative expense includes the costs associated with operating the businesses, and includes such items as bank charges, insurance, labor costs, taxes, marketing, permits, repairs, security, utilities, rent, consulting fees, office expenses, travel and other operating expenses incurred in the ordinary course of operating a retail business.

Share based Compensation

Compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the consolidated financial statements and covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. See Note 4.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

June 30, 2018

Basic Earnings per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect of being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,038,462. (Note 4).

Recent Accounting Pronouncements

As of June 30, 2018 and through October 26, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

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

4. Equity

Authorized and Outstanding Capital Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 43,476,758 are currently issued and outstanding; 190,000 shares were purchased but not issued; and 417,000 were authorized but not issued. The Company currently has 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock which are issued and outstanding.

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

The following table illustrates the common stock transactions for the six months ended June 30, 2018:

	Preferred	Common
Category	Shares	Shares
Cash, common shares	0	893,671
Services	0	1,487,500
Services, approved but not issued	0	417,550
Patents	0	200,000
Cash, common shares purchased but not issued as of the statement date	0	190,000
Total	0	2,771,721

On April 27, 2018, the Company authorized the issuance of 100,000 shares of common stock at $5.55 to Peach Management, LLC for services rendered to the Company.

On April 27, 2018, the Company authorized the issuance of 25,000 shares of common stock at $5.55 to Les Ball for services rendered to the Company.

On April 27, 2018, the Company authorized the issuance of 25,000 shares of common stock at $5.55 to Tom Gingerich for services rendered to the Company.

On April 27, 2018, the Company authorized the issuance of 65,000 shares of common stock at $5.55 to Princesa Investments, LLC for services rendered to the Company.

On June 6, 2018, the Company authorized the issuance of 100,000 shares of common stock at $4.75 to Peach Management, LLC for services rendered to the Company.

On June 6, 2018, the Company authorized the issuance of 50,000 shares of common stock at $4.75 to Les Ball for services rendered to the Company.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

June 30, 2018

On June 6, 2018, the Company authorized the issuance of 25,000 shares of common stock at $4.75 to Tom Gingerich for services rendered to the Company.

On June 6, 2018, the Company authorized the issuance of 25,000 shares of common stock at $4.75 to David Scott for services rendered to the Company.

On June 6, 2018, the Company authorized the issuance of 2,000 shares of common stock at $4.75 to Gregory Jump for services rendered to the Company.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

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

Non-Controlling Interests

Three subsidiaries of the Company began operations during the quarter ended June 30, 2018; Spirulinex, LLC (51% ownership), Sunset Connect Oakland, LLC (55% ownership) and Green Spirit Mendocino LLC (100% ownership). The non-controlling interests in Spirulinex, LLC and Sunset Connect Oakland, LLC during the quarter were accounted for on an equity basis in the consolidated financial statements.

5. Income Taxes

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

6. Licenses

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

7. Construction in progress

On June 8, 2017, the Company entered into construction contracts for the construction and build-out of two dispensaries for the Carolina and Dorado locations for $123,700 and $100,075, respectively. On August 14, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Andalucia location for $117,200. On October 4, 2017 the Company entered into a construction contract for the construction and build-out of a dispensary for the Fajardo location for $127,600. As of June 30, 2018, the Company has paid $587,237 on interim payment applications to the contractor. The construction at the Dorado location was completed March 24, 2018; and the construction was completed at Carolina and Andalucia on May 14, 2018. The construction on the Fajardo location began on March 15, 2018 and is anticipated to be completed by July 31, 2018. The estimated cost to complete the projects is approximately $150,000.

8. Related Party Transactions

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

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

9. Patents

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

10. Commitments and Contingencies

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

(Restated)

June 30, 2018

11. Revenue Classes

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

12. Subsequent Events

Isla Verde Construction

On July 2, 2018 the Company entered into a construction contract for the construction and build-out of a dispensary for the Isla Verde location for $180,150. Estimated completion date is October, 2018.

Letter of Intent – Progressive Collectives, LLC

On January 26, 2018, the Company entered into a letter of intent with Progressive Collectives, LLC (“Progressive”), pursuant to which Progressive would sell and transfer the assets of a cannabis dispensary business, and the Company would purchase and assume the assets of such cannabis dispensary business, subject to the terms and conditions of the letter of intent with Progressive. Subject to a satisfactory due diligence investigation by the Company, and entry into a definitive agreement by and among the parties, the anticipated closing date of the proposed transaction shall be on or before February 2, 2018, subject to the right of the Company to extend such time for a period of forty-five days thereafter in the event the Company requires additional time to conduct its due diligence investigation. The Company and Progressive have signed extensions of time to complete the due diligence, the most recent one on March 23, 2018, extending the period for due diligence until ten days after Progressive files its 2017 Federal income tax return. On October 12, 2018 the Company terminated the LOI with Progressive.

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

During the first quarter of 2018, we completed construction at our first medical cannabis dispensary in Dorado, Puerto Rico and were issued the requisite operating license by the DHPR. On March 28, 2018, we commenced operations under the name “Green Spirit RX.” We completed construction at our dispensaries located in Carolina and Hato Rey and began operations on June 1, 2018 at both dispensaries, after receiving the requisite operating licenses by the DHPR prior to beginning operations. We expect construction to be completed at one of our locations during the third quarter of 2018 and that construction at the remaining locations will be completed during the fourth quarter of 2018. These medical cannabis dispensaries will not be fully licensed until construction is completed, and the DHPR issues the requisite operating permit for each of the dispensaries.

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

RESULTS OF OPERATIONS

The following table summarizes the results of our operations during the three months ended June 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior six-month period:

Line Item	6/30/2018 (unaudited)	6/302017 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	353,430	-	353,430	100%
Cost of Goods Sold	200,357	-	200,357	100%
Operating expenses	3,809,311	3,297,215	512,096	15%
Net loss	(3,647,653)	(3,297,215)	(350,438)	11%
Loss per share of common stock	$(0.08)	$(0.20)	$0.12	40%

Three Months Ended June 30, 2018 and June 30, 2017

We recorded a net loss of $3,647,653 for the three months ended June 30, 2018.

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

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended June 30, 2018 and 2017 was $3,809,311 and $3,297,215, respectively. The increase of $512,096, or 15%, was primarily due to decrease of stock based compensation paid to officers, directors and consultants for services rendered and an increase to general and administrative expenses.

Net Loss. Net Loss for the three months ended June 30, 2018 and 2017 was $3,647,653 and $3,297,215, respectively. The increase of $350,438, or 11%, was primarily due to operations beginning in four retail dispensaries, grow and manufacturing facilities, and the decrease of stock based compensation paid to officers, directors and consultants for services rendered.

Six Months Ended June 30, 2018 and June 30, 2017

We recorded a net loss of $12,156,361 for the six months ended June 30, 2018.

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

Total Operating Costs. Selling, general, administrative and operating expenses for the six months ended June 30, 2018 and 2017 was $12,319,394 and $3,297,215, respectively. The increase of $9,022,179, or 373%, was primarily due to stock based compensation paid to officers, directors and consultants for services rendered and overhead expenses incurred to operate the business.

Net Loss. Net Loss for the six months ended June 30, 2018 and 2017 was $12,156,361 and $3,297,215, respectively. The increase of $8,859,146, or 268%, was primarily due to stock based compensation paid to officers, directors and consultants for services rendered and overhead expenses incurred to operate the business.

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

Material Capital Expenditure Commitments

The Company has upcoming capital commitments:

Remaining construction of five remaining dispensaries in Puerto Rico	$400,000
Investment commitment in Spirulinex (joint venture)	$350,000
Purchase of building in Puerto Rico	$1,000,000

The capital committed is for construction of existing leased units in Puerto Rico, which are currently in different phases of construction. The Company estimates construction be completed by December 31, 2018. However, no assurance can be given. The Company estimates it will require an additional $350,000 in fixed assets and operating capital for Spirulinex. The Company has committed to fund this amount to become 100% operational. In May, 2018 the Company signed an option purchase agreement to acquire a building for a potential dispensary location in Condado, San Juan, Puerto Rico. The Company anticipates to execute the option and subsequently close on the purchase of the building during quarter ended December 31, 2018. However, no assurance can be given that the Company will exercise its option, or that the purchase of the building will be completed. The Company plans to use current funds to complete construction of its dispensary locations in Puerto Rico and for the completing the build-out of Spirulinex. With respect to its option purchase, the Company is currently in discussions with an investor, whereby the investor would purchase the Condado building and the Company would enter into a lease agreement with the investor for use of the building. However, no assurance can be given that this will be consummated. The Company does not expect any material changes in the mix and relative cost of such relative resources.

Capital Expenditures Put into Service during the Three Months Ended June 30, 2018

During the six month period ended June 30, 2018, the Company began having significant activity and operations in Puerto Rico and California. During the period, the following fixed assets were added to our balance sheet:

Real Property Purchase in Puerto Rico*	$1,200,000

Construction costs, equipment and inventory for three dispensaries in Puerto Rico	$478,000

Purchase of Real Property in Point Arena, CA, which is where the Company operates its dispensary	$196,000

Purchase of equipment for corporate office and Point Arena	$67,000

Costs associated with build-out and equipment for Spirulinex	$157,000

*Estimated

(1)	On May 2, 2018, through its wholly-owned subsidiary, the Company purchased real estate property in San Juan, Puerto Rico consisting of approximately 423 square meters of land with a parking lot for total cash consideration of $350,000, plus closing costs. In addition, the Company purchased real estate property in San Juan Puerto Rico consisting of approximately 525 square meters of land with a building located thereon for total cash consideration of $800,000, plus closing costs. The building is occupied by a tenant operating one of the largest cannabis dispensaries in Puerto Rico.

Fixed assets will continue to be purchased and constructed during the third and fourth quarters of 2018 for the existing and new facilities. In that regard, the Company will furnish disclosure of the proper accounting policies in the September 30, 2018 financial statements.

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

GSRX INDUSTRIES INC.

Date: October 25, 2018	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

