Form 10-Q
period 2018-09-30
GSRX INDUSTRIES INC.
filed 2018-10-31
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of October 31, 2018, the registrant had 45,211,044 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$413,738	$4,645
Cash, held in escrow	2,657,996	6,753,373
Accounts Receivable	105,333	-
Inventory	839,807	-
Prepaid Expenses	24,512	20,650
Total Current Assets	4,041,386	6,778,668

Fixed Assets
Furniture, fixtures and equipment	311,827	-
Building and leasehold improvements	1,940,217	-
Accumulated Depreciation	(70,826)	-
Total Net Fixed Assets	2,181,218	-
		-
Other Assets
Licenses (Note 5)	812,300	503,000
Deposits	306,380	7,300
Patent Application Costs (Note 8)	1,582,368	-
Construction in progress (Note 6)	594,703	241,627
Total Other Assets	3,295,751	751,927

Total Assets	$9,518,355	$7,530,595

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$506,050	$222,515
Accrued Expenses	36,961	-
Advances Payable	1,100	1,000
Total Current Liabilities	544,111	223,515

Total Liabilities	544,111	223,515

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 44,131,842 and 40,817,870 issued and outstanding and 1,019,600 and 77,167 held in escrow and not issued and 43,602 and 0 authorized and not issued as of September 30, 2018 and December 31, 2017, respectively	45,195	40,895
Additional paid-in capital	48,405,234	33,349,144
Retained deficit	(39,730,596)	(26,082,960)
Equity attributable to Green Spirit Industries Inc.	8,719,834	7,307,080
Non-controlling interest	254,410	-

Total Stockholders’ Equity	8,974,244	7,307,080

Total Liabilities and Stockholders’ Equity	$9,518,355	$7,530,595

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Revenues	$664,400	$-	$1,020,026	$-
Cost of Goods Sold	409,348		610,526
Gross Profit	255,052	-	409,500	-

Operating expenses
Consulting Fees	282,673	89,174	957,496	119,174
General and administrative	1,274,138	211,262	2,818,371	232,227
Professional Fees	370,533	84,007	697,410	140,257
Depreciation Expense	47,865	-	70,826	-
Stock based compensation (Note 3)
Consulting fees	222,847	275,000	9,673,347	1,344,600
Investor relations	-	-	300,000	991,000
Professional fees	-	-	-	1,129,400
Total Stock based compensation	222,847	275,000	9,973,347	3,465,000
Total Operating Expenses	2,198,056	659,443	14,517,450	3,956,658
Loss from operations	(1,943,004)	(659,443)	(14,107,950)	(3,956,658)

Other Income (Expenses)
Rent Income	42,028	-	50,613	-

Total Other Income (Expenses)	42,028	-	50,613	-

Loss from operations before provision for income taxes	(1,900,976)	(659,443)	(14,057,337)	(3,956,658)

Provision for income taxes (Note 4)	-	-	-	-

Net loss	(1,900,976)	(659,443)	(14,057,337)	(3,956,658)
Net loss attributable to non-controlling interest	(245,231)	-	(409,701)	-
Net loss attributable to GSRX Industries Inc.	$(1,655,745)	$(659,443)	$(13,647,636)	$(3,956,658)

Basic loss per share	$(0.04)	$(0.02)	$(0.32)	$(0.25)

Weighted average number of common shares outstanding	42,991,326	30,023,646	44,456,536	15,731,153

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of shares and warrants for cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of shares for cash	-	928,504	-	928	3,058,836	-	-	3,059,764
								-
Issuance of shares for services	-	1,953,134	-	1,953	9,901,059	-	-	9,903,012
								-
Shares purchased, not issued as of statement date	-	1,019,600	-	1,020	1,273,480	-	-	1,274,500

Shares authorized for services, not issued as of statement date		43,602		44	70,291	-	-	70,335

Shares issued for purchase of patents	-	200,000	-	200	949,800	-	-	950,000
								-
Purchase of Spirulinex, LLC joint venture interest	-	-	-	-	(662,721)		662,721	-
								-
Capital contributed by minority joint venturers					-		1,390	1,390
								-
Net loss	-	-	-	-	-	(13,647,636)	(409,701)	(14,057,337)

Balance as of September 30, 2018	1,000	45,195,044	$1	$45,195	$48,405,234	$(39,730,596)	$254,410	$8,974,244

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flow from Operating Activities
Net loss	$(14,057,337)	$(3,956,658)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of common stock for services	9,973,347	3,465,000
Depreciation Expense	70,826

Changes in operating assets and liabilities:
Accounts Receivable	(105,333)	-
Inventory	(839,807)	-
Prepaid Expenses	(3,862)	(52,000)
Accounts Payable	283,535	24,346
Accrued Expenses	36,961	-
Advances Payable	100	1,000
Net cash used in operating activities	(4,641,570)	(519,312)

Cash Flow from Investing Activities
Deposit	(299,080)	(7,300)
Fixed Assets	(2,252,044)	-
Licenses	(309,300)	(375,000)
Patent Application Costs	(632,368)	-
Construction in Progress	(353,076)	(171,183)
Net cash used in investing activities	(3,845,868)	(553,483)

Cash Flow from Financing Activities
Issuance of common stock for cash	4,799,764	3,300,000
Advances Payable	100	1,000
Cash contributed by minority joint venturers	1,390	-
Capitalization of subsidiary for prepaid expenses	-	1,000
Advances payable, related party	-	150,000
Advances Payable, related party	-	(150,000)
Net cash provided by financing activities	4,801,254	3,301,000
Net increase (decrease) in cash	(3,686,284)	2,229,205
Cash at beginning of period	6,758,018	-
Cash at end of period	$3,071,734	$2,229,205

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Shares issued for Patent Application Costs	$950,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

1. Nature of Operations

GSRX Industries Inc. (“the Company”) is a Nevada corporation formed under the name Cyberspace Vita, Inc. (“Cyberspace”) on November 7, 2006. Cyberspace’s initial business plan was related to the online sale of vitamins and supplements. On May 11, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Peter Zachariou, the majority shareholder of Cyberspace (the “Shareholder”), Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”), and Peach Management, LLC (“Peach”) the sole member of 1493 (the “Member”), pursuant to which the Member transferred all of the outstanding membership interests of 1493 to the Company in exchange for 16,690,912 restricted shares of common stock of the Company (the “Exchange Shares”), warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $0.50 per share for a period of three (3) years from the date of issuance (the “Exchange Warrants”) and 1,000 shares of Series A Preferred Stock that grants the holders thereof fifty-one percent (51%) voting power (the “Preferred Shares” and together with the Exchange Shares, and the Exchange Warrants, the “Exchange Securities”). As a result of the Exchange Agreement, 1493 became a wholly-owned subsidiary of the Company, and the business of 1493 became the business of the Company. At the time of the Exchange Agreement, Cyberspace was not engaged in any business activity. The Company accounted for the acquisition of 1493 as a reverse merger and all prior periods presented are those of 1493.

On June 21, 2018, the Board of Directors of GSRX Industries Inc. (the “Company”) unanimously adopted amended and restated Bylaws of the Company (the “Amended and Restated Bylaws”), to, among other things, conform certain provisions of the Amended and Restated Bylaws to the Company’s Amended Articles of Incorporation and the Nevada Revised Statutes, as well as to revise the procedures relating to action by written consent of the Company’s stockholders.

On June 22, 2018 the Board of Directors approved the resolution to change the name of the Corporation from “Green Spirit Industries Inc.” to “GSRX Industries Inc.” in order to reflect the nature of the corporation following consummation of the share exchange. The name change became effective July 16, 2018.

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

September 30, 2018

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

Green Spirit Mendocino, LLC (“Mendocino”) was organized under the laws of the State of California on December 8, 2017 and had no operations since inception. The Company entered into an operating agreement with Mendocino on March 26, 2018. The Company is the sole member of Mendocino. On March 7, 2018, Mendocino entered into an asset purchase agreement with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a non-operating retail cannabis lease in Point Arena, Mendocino County, California for total cash consideration of $350,000.

Mendocino began operations on April 2, 2018.

138 Main Street PA, LLC (“138 Main”) was organized under the laws of the State of California on March 16, 2018. 138 Main was formed for the purpose of purchasing the building at 138 Main Street, Point Arena, California. The closing of the purchase was on May 22, 2018. 138 Main will lease the building to Mendocino for $1,200 per month.

GSRX SUSPES, LLC (“SUSPES”) was organized under the laws of the State of California on April 3, 2018. SUSPES was formed for the purpose of payroll management for the operations in California.

The Company is in the business of acquiring, developing and operating medical cannabis dispensaries throughout Puerto Rico and cannabis-related business operations, such as manufacturing, extraction and cultivation, in California. The Company also owns and leases real property in Puerto Rico.

To date, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets of pre-qualified medical cannabis dispensaries pursuant to three Final Purchasing Agreements (“FPA”).

The Company entered into the FPAs with holders of licenses to operate medicinal cannabis dispensaries in Puerto Rico. Pursuant to the FPAs, the Company acquired all of the legal rights, permits, pre-qualification licenses, and leases for five (5) medicinal cannabis dispensaries. The pre-qualification licenses do not allow the holder to open a dispensary, but instead offers the opportunity to go through the qualifying steps in order to obtain the requisite operating permit necessary to open the dispensary. Such steps include proving financial viability, background checks, application of the final permit, proof of certificate of occupancy, employment of a security firm, installation of security cameras, and other similar compliance matters.

The cities and purchase price of the FPAs for the dispensaries are as follows:

Location	State/Territory	Date Opened	Purchase Price
Dorado	Puerto Rico	March 28,2018	$100,000
Fajardo*	Puerto Rico	In progress	$100,000
Carolina	Puerto Rico	June 1, 2018	$100,000
Hato Rey	Puerto Rico	June 1, 2018	$128,000
San Juan (Andalucia)	Puerto Rico	October 2, 2018	$75,000

*As of September 30, 2018, the Company is still awaiting issuance of the requisite operating permit from the Department of Health of Puerto Rico.

The FPAs have an indefinite life and are not being amortized.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

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

Principles of Consolidation

The consolidated financial statements through September 30, 2018 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

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

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At September 30, 2018 the Company had $2,467,517 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Cash held in escrow, in the name of the Company, is held by Sichenzia Ross Ference Kesner (“Sichenzia”). The escrow account was established to hold the deposits from the sale of common stock and hold funds for businesses under letters of intents to purchase. There are no restrictions on the funds held by Sichenzia on the Company’s behalf.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

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

The following table presents the Company’s revenues disaggregated by type and by state/territory (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by Type	2018	2017	2018	2017

Wholesale	$9,029	$-	$107,281	$-
Retail	655,371	-	912,745	-
Total	$664,400	$-	$1,020,026	$-

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues by State/Territory	2018	2017	2018	2017

California	$136,457	$-	$356,918	$-
Puerto Rico	527,943	-	663,108	-
Total	$664,400	$-	$1,020,026	$-

The Company’s wholesale sales comprise of sub-lingual THC activated flakes, CBD and THC lotions and muscle rubs and bubble hash to distributors for distribution to cannabis dispensaries.

The Company’s retail sales comprise of THC in the form of flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges.

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of September 30, 2018, the Company had not identified any uncollectible accounts.

Inventory

The Company’s inventory is stated at the lower of cost or market. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Computer and technology	5 years
Furniture and fixtures	10 years
Building and Leasehold improvements	5 - 25 years
Machinery and equipment	7 years
Vehicles	5 years

Intangible Costs

The Company incurred costs related to Patent Application Costs during the nine months ended September 30, 2018, consisting of $632,368 of legal fees. The patent applications will continue to be filed over the next several quarters. As the patents have not been issued as of September 30, 2018, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income. (Note 8).

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

Share based Compensation

Compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the consolidated financial statements and covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. That cost is measured based on the estimated fair value of the equity or liability instruments issued. (See Note 3).

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

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect of being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,808,596. (Note 3).

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

Recent Accounting Pronouncements

As of September 30, 2018 and through October 30, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

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

3. Equity

Authorized and Outstanding Capital Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 44,131,842 are currently issued and outstanding; an additional 1,019,600 shares were purchased but not issued and 43,602 shares were authorized for consulting fees but not issued as of September 30, 2018. The Company currently has 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock which are issued and outstanding.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

The following table illustrates the common stock transactions for the nine months ended September 30, 2018:

	Preferred	Common
Category	Shares	Shares
Cash, common shares	0	1,083,671
Services	0	1,953,134
Services, authorized but not issued	0	43,602

Patents	0	200,000
Cash, common shares purchased but not issued as of the statement date	0	1,019,600
Total	0	4,300,007

On July 1, 2018 the Company issued 417 shares to Dr. Harlan Ribnik, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

On July 1, 2018 the Company issued 417 shares to Steve Farkas, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Corporation as follows: (i) a monthly fee of One Thousand Dollars ($1,000); and (ii) a quarterly fee of shares of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”), in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

On July 1, 2018 the Company issued 5,000 shares to Luis Toledo-Bayouth, Non-Executive Board Advisory Consultant, per letter agreement dated April 17, 2018. In connection with the appointment of Mr. Toledo-Bayouth, the Board authorized to pay Mr. Toledo-Bayouth compensation as a member of the Advisory Board of the Corporation as follows: 5,000 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

On July 1, 2018 the Company issued 5,000 shares to Juan Bauza Salas, Non-Executive Board Advisory Consultant, per letter agreement dated April 17, 2018. In connection with the appointment of Mr. Salas, the Board authorized to pay Mr. Salas compensation as a member of the Advisory Board of the Corporation as follows: (i) a monthly fee of Three Thousand Dollars ($3,000); and (ii) 5,000 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

On July 1, 2018 the Company issued 1,750 shares to Jeffrey Jump, Non-Executive Board Advisory Consultant, per letter agreement dated May 31, 2018. In connection with the appointment of Mr. Jump, the Board authorized to pay Mr. Jump compensation as a member of the Advisory Board of the Corporation as follows: 1,750 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

On July 17, 2018, the Company authorized the issuance of 5,000 shares of common stock at $3.02 to John Grainer for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 20,000 shares of common stock at $3.02 to Gustavo Pinto for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 5,000 shares of common stock at $3.02 to Michael Dillingham for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 1,000 shares of common stock at $3.02 to Jolene Enns for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 1,000 shares of common stock at $3.02 to Ryan Moser for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 1,000 shares of common stock at $3.02 to Jennifer McClain for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 500 shares of common stock at $3.02 to Allee Picatccio for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 1,000 shares of common stock at $3.02 to Mark Young for services rendered to the Company.

On July 17, 2018, the Company authorized the issuance of 1,000 shares of common stock at $3.02 to Sara Moody for services rendered to the Company.

On September 30, 2018, the Company authorized the issuance of 15,000 shares of common stock at $1.62 to Peach Management, LLC (Note 7) for services rendered to the Company.

On September 30, 2018, the Company authorized the issuance of 15,000 shares of common stock at $1.62 to Thomas Gingerich, Chief Financial Officer (Note 7), for services rendered to the Company.

On September 30, 2018 the Company issued 926 shares to Dr. Harlan Ribnik, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

On September 30, 2018 the Company issued 926 shares to Steve Farkas, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Corporation as follows: (i) a monthly fee of One Thousand Dollars ($1,000); and (ii) a quarterly fee of shares of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”), in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

On September 30, 2018 the Company issued 5,000 shares to Luis Toledo-Bayouth, Non-Executive Board Advisory Consultant, per letter agreement dated April 17, 2018. In connection with the appointment of Mr. Toledo-Bayouth, the Board authorized to pay Mr. Toledo-Bayouth compensation as a member of the Advisory Board of the Corporation as follows: 5,000 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

On September 30, 2018 the Company issued 5,000 shares to Juan Bauza Salas, Non-Executive Board Advisory Consultant, per letter agreement dated April 17, 2018. In connection with the appointment of Mr. Salas, the Board authorized to pay Mr. Salas compensation as a member of the Advisory Board of the Corporation as follows: (i) a monthly fee of Three Thousand Dollars ($3,000); and (ii) 5,000 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

On September 30, 2018 the Company issued 1,750 shares to Jeffrey Jump, Non-Executive Board Advisory Consultant, per letter agreement dated May 31, 2018. In connection with the appointment of Mr. Jump, the Board authorized to pay Mr. Jump compensation as a member of the Advisory Board of the Corporation as follows: 1,750 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

Series A Preferred Stock

The holder of Series A Preferred Stock shall have full voting rights and shall vote together as a single class with the holders of the Company’s common stock. The holder of Series A Preferred Stock is entitled to fifty-one percent (51%) of the total votes on all matters brought before shareholders of the Company, regardless of the actual number of shares of Series A Preferred Stock then outstanding. In addition, the Company is prohibited from issuing any other class of preferred stock without first obtaining the prior approval of the holders of Series A Preferred Stock. All Series A Preferred stock issued and outstanding is held by Peach Management, LLC. (Note 7).

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

Warrants

As of September 30, 2018, the Company had outstanding warrants to purchase 6,808,596 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
May 11, 2017	6,038,462	$0.50	May 11, 2020
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	537,800	$2.50	October 5, 2018
Total	6,808,596

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

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

2018 Stock Offering

On February 23, 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors. Pursuant to the terms of the February Agreement, the Company sold in a private placement (the “February Offering”) an aggregate of 155,167 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit. The Offering resulted in $465,500 total gross proceeds. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) one (1) warrant to purchase shares of the Company’s common stock, par value $0.001 per share. Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $6.00 per share, subject to adjustment as provided in the Warrant agreement.

April 2018 Stock Offering

In April and May 2018, the Company entered into a subscription agreement (the “April Agreement”) with selected accredited investors. Pursuant to the terms of the April Agreement, the Company offered up to $10,000,000 of shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.50 per share (the “April Offering”). In the April Offering, the Company sold an aggregate of 738,504 shares of common stock, par value $0.001 per share, resulting in total gross proceeds of $2,584,765 The Offering closed on June 7, 2018.

June 2018 Stock Offering

In June and July 2018, the Company entered into a subscription agreement (the “June Agreement”) with selected accredited investors. Pursuant to the terms of the June Agreement, the Company offered up to $2,000,000 of shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.50 per share (the “June Offering”). In the June Offering, the Company sold an aggregate of 190,000 shares of common stock, par value $0.001 per share, resulting in total gross proceeds of $475,000. The June Offering closed on July 18, 2018.

August 2018 Stock Offering

In August, September and October 2018, the Company entered into a subscription agreement (the “August Agreement”) with selected accredited investors. Pursuant to the terms of the August Agreement, the Company offered up to $1,500,000 in units (each, a “Unit” and collectively, the “Units”) at a purchase price of $1.25 per Unit (the “August Offering”). Each Unit consisted of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrants”). The number of shares underlying each Warrant was equal to 50% of the number of Shares subscribed for by such Investor. The Warrants are exercisable at any time on or after the date of issuance for a period of two (2) years at an exercise price per share equal to $2.50. In the August Offering, the Company sold an aggregate of 1,035,600 Units, resulting in total gross proceeds of $1,294,500. As a result, the Company issued to the investors a total of 1,035,600 Shares and 517,800 Warrants. The August Offering closed on October 5, 2018.

Non-Controlling Interests

Non-controlling interest is shown as a component of stockholders’ equity on the consolidated balance sheets and the share of net income (loss) attributable to non-controlling interest is shown as a component of net income (loss) in the consolidated statements of operations.

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

	For the Three Months Ending September 30, 2018	For the Nine Months Ending September 30, 2018
Net loss attributable to GSRX Industries Inc.	$(1,655,745)	$(13,647,636)
Decrease in additional paid in capital related to Recognition of Non-Controlling Interest Attributable to Spirulinex	(622,721)	(622,721)
Change in net loss attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$(2,318,466)	$(14,310,357)

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

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

5. Licenses

On March 7, 2018, Mendocino entered into an asset purchase agreement with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a non-operating retail cannabis lease in Point Arena, Mendocino County, California for total cash consideration of $350,000.

The amount assigned to the Licenses intangible asset was $309,300. The licenses and permits renew annually for nominal fees.

6. Construction in progress

Construction in progress includes direct and indirect expenditures for the construction and expansion of the Company’s facilities and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our facility.

Construction in progress includes construction progress payments, engineering costs, equipment not placed in service and other costs directly related to the construction of the facilities. Expenditures are capitalized during the construction period and construction in progress is transferred to the relevant class of property, plant and equipment when the assets are available for use, at which point the depreciation of the asset commences.

The following represents the construction in progress as of September 30, 2018:

	Contract	Date
Facility	Price	Completed	Payments
Andalucia (1)	$167,200	May 14, 2018*	$175,483
Fajardo (2)	177,600	May 14, 2018	160,988
Isla Verde	180,150	In progress	93,877
Bayamon	1999,546	In progress	89,798
Guaynabo	212,025	In progress	27,090
420	35,000	In progress	16,380
Sunset Connect	350,000	In progress	31,087
Total			$594,703

(1)	Commenced operations on October 2, 2018 following issuance of requisite operating permit from the DHPR. (Note 10).

(2)	While construction at the Fajardo facility is completed as of September 30, 2018, the Company is awaiting the issuance of the requisite operating permits and licenses from the DHPR in order to commence operations.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

7. Related Party Transactions

The Company entered into executive consulting agreements with its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) effective as of January 1, 2018. Pursuant to the agreement with the CEO, the Company agreed to pay to the CEO a monthly fee of $20,000, plus expenses for his services and duties customarily performed by and customary to the role of CEO. Pursuant to the agreement with the CFO, the Company agreed to pay to the CFO a monthly fee of $17,500, plus expenses for his services and duties customarily performed by and customary to the role of CFO. On July 24, 2018, the Company entered into an amended and restated executive consulting agreement with the CFO. Pursuant to the agreement, the Company agreed to pay the CFO compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

The two officers performed their executive and financial duties for the Company since March 17, 2017. During the nine months ended September 30, 2018, the CEO and CFO were paid $180,000 and $136,250, respectively. During the nine months ended September 30, 2018 the CEO and CFO received 375,000 and 565,000 restricted shares of the Company’s common stock, respectively, with a fair value of $1,876,250 and $2,931,800, respectively.

On July 24, 2018, the Company entered into an amended and restated consulting agreement with Peach Management, LLC, an entity controlled by Mr. Christian Briggs, Chairman of our Board of Directors (the “Consultant”). Pursuant to the agreement, the Consultant provides certain consulting services relating to the execution of the Company’s business plan as more fully described in the agreement (the “Consulting Services”). In consideration of the Consulting Services, the Company agreed to pay to the Consultant compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately. During the nine months ended September 30, 2018, Peach was paid $182,500. During the nine months ended September 30, 2018, the Consultant received 815,000 restricted shares of the Company’s common stock, with a fair value of $4,054,300.

8. Patent Application Costs

The operating agreement which governs the terms of Spirulinex, includes among other things, the requirement that: the Company contribute to Spirulinex an aggregate of 200,000 restricted shares of common stock valued at $4.75 per share, par value $0.001 per share; the Company contribute to Spirulinex a total of $350,000 to fund the business operations of Spirulinex; and Solunas Aqua Corp. enter into an IP assignment agreement and IP purchase agreement with Spirulinex for all intellectual property and provisional patents relating to the business.

The Company has applied for patents which it believes are a new, original and ornamental design for Oral Consumable Flakes. The patents use the methods of preparing solulizable, encapsulated plant-based compositions.

During the nine months ended September 30, 2018, the Company has paid $632,368 in legal and associated costs for the multiple patent applications.

As the patents have not been issued as of September 30, 2018, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

9. Commitments and Contingencies

Long Term Supply Agreement

On April 18, 2017 the Company entered into a long term supply agreement (“Supply Agreement”) to purchase flower and manufactured products for the dispensaries upon approval of the appropriate licensing by the Department of Health of Puerto Rico. Pursuant to the terms of the Supply Agreement, the Company agreed to purchase at least 50% of all flower and manufactured products to be sold in the dispensaries owned by the Company or its affiliates. The Supply Agreement has a term of ten years from the moment of its coming into effect. If neither party announces termination of the Supply Agreement at least thirty (30) days before its stated expiration, the Supply Agreement shall automatically extend for a period of one year, and renewing until such time as either party provides notice of termination in accordance with the terms and conditions of the Supply Agreement.

Option to Purchase Building

On May 14, 2018, Andalucia 511, LLC, through its parent company, Project 1493, LLC remitted $50,000 in the form of an option to purchase a building located at 1022 Ashford Avenue in Santuree, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company will also pay $5,000 rent for the duration of the option agreement. On October 26, 2018, the Company extended its option to purchase the building to March 15, 2019.

Letter of Intent – Progressive Collectives, LLC

On January 26, 2018, the Company entered into a binding letter of intent with Progressive Collectives, LLC (“Progressive”), pursuant to which Progressive would sell and transfer the assets of a cannabis dispensary business, and the Company would purchase and assume the assets of such cannabis dispensary business, subject to the terms and conditions of the letter of intent with Progressive. Subject to a satisfactory due diligence investigation by the Company, and entry into a definitive agreement by and among the parties, the anticipated closing date of the proposed transaction shall be on or before February 2, 2018, subject to the right of the Company to extend such time for a period of forty-five days thereafter in the event the Company requires additional time to conduct its due diligence investigation. The Company and Progressive have signed extensions of time to complete the due diligence, the most recent one on March 23, 2018, extending the period for due diligence until ten days after Progressive files its 2017 Federal income tax return. As of the date of this statement, Progressive has not filed its Federal income tax return. On October 12, 2018 the Company terminated the LOI with Progressive.

Letter of Intent – Dispensarios 420

On August 22, 2018, Project 1493, LLC, the Company’s wholly-owned subsidiary, entered into a Final Purchasing Agreement (the “Agreement”) with Dispensarios 420, LLC, a limited liability company established under the laws of the Commonwealth of Puerto Rico (the “Seller”), pursuant to which the Seller agreed to sell and the Company agreed to purchase substantially all of the assets pertaining to a medical cannabis dispensary, including but not limited to all of the legal rights, permits, licenses, leasing contracts and other assets (the “420 Dispensary”), in exchange for $156,000 cash consideration (the “Cash Payment”) and 46,000 shares of restricted common stock, par value $0.001 per share, of the Company (the “Shares” and, together with the Cash Payment, the “Purchase Price”). The Agreement provides that the Cash Payment shall be deposited into an escrow account until all transactions contemplated by the Agreement are finalized, and all corresponding permits to operate the medical dispensary are approved and issued by the Department of Health of Puerto Rico; provided, however, that the Cash Payment shall be disbursed to the Seller no later than 45 days from the date on which the DHPR authorizes the transfer of the 420 Dispensary and all assignments contemplated by the Agreement is completed. The Agreement contains customary representations and considerations of each of the parties. The acquisition of the 420 Dispensary is expected to close during the third quarter of 2018; however, there can be no assurance that the Company will complete the transaction during this time, if at all.

The Company terminated the Agreement relating to 420 Dispensary on October 22, 2018.

Letter of Intent – So-Cal MM Patients Association, LLC

On September 19, 2018, the Company entered into a binding letter of intent (the “LOI”) with So-Cal MM Patients Association, LLC, a California limited liability company, dba The Coughy Shop (the “Seller”), pursuant to which the Company and the Seller have agreed to execute a purchase agreement in which the Company would acquire all of the assets relating to a licensed retail cannabis dispensary currently operating in Desert Hot Springs, California (the “Business”). The LOI provides that the Company shall purchase from the Seller all assets used in the Business, both tangible and intangible, including licenses and permits covering medical and adult-use cannabis sales, leases, equipment, inventory, and other assets (the “Proposed Transaction”) in exchange for total cash consideration of $1,500,000 (the “Purchase Price”). In consideration of the LOI, on September 24, 2018, the Company deposited into escrow a one-time, refundable security deposit of $100,000 (the “Deposit”), to secure the Company’s exclusivity over the Proposed Transaction during the due diligence period as set forth in the LOI. The Company has thirty (30) days to conduct its due diligence investigation, which shall begin upon receipt of all requested information from the Seller, and which shall be extended as required to allow the Company to complete its due diligence investigation. In the event the Proposed Transaction closes, the Deposit shall be applied to the Purchase Price. However, in the event that the Company elects not to proceed with the Proposed Transaction as a result of its due diligence investigation, the Deposit shall be returned to the Company as soon as reasonably practicable.

The Proposed Transaction is subject to customary closing conditions more fully described in the LOI, including: the Company’s satisfactory due diligence investigation by the Company; the Company’s receipt of all necessary regulatory approvals from the relevant city and/or state authority of the Proposed Transaction, specifically approval by the City of Desert Hot Springs and State Bureau of Cannabis Control to conduct retail cannabis operations at the location in which the Business operations; and the negotiation, execution, and delivery of the Definitive Agreement.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2018

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the cannabis industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of September 30, 2018 and October 30, 2018, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

California Operating Licenses

Effective January 1, 2018 the State of California commenced licensing for both medical and adult use commercial cannabis activity under the Medicinal and Adult Use Cannabis Regulation and Safety Act (“MAUCRSA”). Beginning on January 1, 2018, the State began issuing temporary licenses for medical and adult use cannabis activity. Temporary licenses were initially issued for 120 days, but can be extended for additional 90 day periods if the applicant submits an annual license application during the initial 120 day window. The temporary licensing program expires on December 31, 2018, after which time applicants must apply for annual licenses only. The key requirement for temporary and annual state license approval is confirmation of local authorization to operate from the operator’s local jurisdiction. The Company’s current local San Francisco temporary permit to operate a manufacturing business was issued on April 27, 2018 and allowed Spirulinex to conduct manufacturing operations at its prior facility and subsequently at its new facility in San Francisco. The permit expired on August 25, 2018 due to the need to move the facility to the current San Francisco location and recognize the Company’s investment in Spirulinex, both issues that complicated the San Francisco permitting process. The Company has actively engaged with San Francisco’s Office of Cannabis Control and Board of Supervisors to resolve these issues by ordinance amendment, a process that is currently pending and may, if successful, result in the reinstatement of Spirulinex’s local authorization. The Company’s current state temporary licenses issued by the California Department of Public Health’s Manufactured Cannabis Safety Branch (MCSB) expired on September 28, 2018. Additionally, the Company submitted a new cannabis manufacturing application under San Francisco’s social equity program on September 5, 2018, which application is under review. Although the Company believes it will receive the necessary licenses from the City of San Francisco and the State to conduct its business in a timely fashion, there is no guarantee the Company will be able to do so and any failure to do so may have a negative effect on its business and results of operations.

Although the possession, cultivation and distribution of cannabis for medical and adult use is permitted in California, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in our inability to proceed with our business plan, especially in respect of our cannabis cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

10. Subsequent Events

On October 1, 2018, the Company received the requisite operating permit, issued by the Department of Health of Puerto for its Andalucia, San Juan, Puerto Rico medical cannabis dispensary, allowing the Company to commence operations at this location. The Company opened its new Green Spirit RX dispensary on October 2, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “Green Spirit” refer to GSRX Industries Inc., a Nevada corporation, individually, or as the context requires, collectively with its consolidated subsidiaries. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Corporate Structure

GSRX Industries Inc., organized on November 7, 2006 in Nevada, is a holding company with the following subsidiaries:

●	Project 1493, LLC, a Puerto Rico limited liability company (“1493”);
●	Green Spirit Mendocino, LLC, a California limited liability company (“Mendocino”);
●	Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”);
●	Green Spirit Essentials, LLC, a California limited liability company (“GS Essentials”);
●	Spirulinex, LLC, a California limited liability company (“Spirulinex”);
●	Point Arena Supply Co., LLC, a California limited liability company (“PA Supply”);
●	GSRX SUSPES, LLC., a California limited liability company (“SUSPES”);
●	138 Main Street PA, LLC, a California limited liability company (“138 Main”);
●	511 Andalucia, LLC, a Puerto Rico limited liability company (“511”); and
●	Pure and Natural CBDs LLC, a Texas limited liability company (“Pure”).

Effective July 16, 2018, we changed our name to GSRX Industries Inc. Our corporate headquarters is located at Building No. 3, P.R. 696, int. Jose Efron Avenue, Dorado, Puerto Rico, 00646 and our telephone number is (214) 808-8649. Our website addresses are as follows: www.greenspiritrx.com, www.spirulinex.com and www.thegreenroomcollective.org. No information on or through websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 per share, is quoted on the OTCQB Tier of the OTC Markets, Inc. under the symbol “GSRX.”

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

Puerto Rico Operations

We are currently in various stages of construction of our dispensaries in Puerto Rico. Three dispensaries have been completed, received the requisite operating permits and began operating; one location was completed during the three month period ended September 30, 2018, received the requisite operating permits and began operating on October 2, 2018; and the remaining dispensaries are expected to be completed by the end of 2018. We currently hold pre-qualifications for a dispensary license for these locations, and they will not be fully licensed to commence operations construction is completed, and the Department of Health of Puerto Rico (“DHPR”) issues the requisite operating permit for each of the dispensaries.

As of the date of this Form 10-Q, we have acquired all of the legal rights, permits, pre-qualified licenses, leasing contracts and assets pertaining to ten medical cannabis dispensaries in Puerto Rico. The dispensaries are located in the following locations: (1) Fajardo; (2) Carolina; (3) Dorado; (4) San Juan; (5) Hato Rey; (6) Bayamon; (7) Isla Verde; (8) Old San Juan; (9) Condado; and (10) Guaynabo.

As of September 30, 2018, we completed construction and commenced operations after receiving the requisite operating licenses by the DHPR at four medical cannabis dispensaries at our Dorado, Carolina, San Juan and Hato Rey locations in Puerto Rico. We have completed or are near completion of construction at our dispensaries located in Isla Verde and Fajardo. We expect construction to be completed at two of our locations during the fourth quarter of 2018 and that construction at the remaining locations will be completed during the first quarter of 2019. However, no assurance can be given that construction will be completed as expected. These dispensaries will not be fully licensed to commence operations until construction is completed, and the DHPR issues the requisite operating permit for each of the dispensaries.

California Operations

The Green Room

On March 7, 2018, Mendocino entered into an asset purchase agreement with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a non-operating retail cannabis lease in Point Arena, Mendocino County, California for total cash consideration of $350,000. The purchase closed on April 26, 2018.

On March 26, 2018, Mendocino was granted the local permit to operate The Green Room by the City of Point Arena. On April 2, 2018, Mendocino received its State of California permit to operate its adult use and recreational cannabis dispensary.

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

Spirulinex

On March 3, 2018, we entered into an operating agreement with Solunas Aqua Corp., a California corporation (“Solunas”), relating to the formation of Spirulinex, LLC, a California limited liability company. Spirulinex was formed as a joint venture between GSRX and Solunas for the purpose of carrying out the manufacturing cannabis and cannabinoid products for distribution in the State of California.

On April 13, 2018, Spirulinex entered into a lease agreement for a 4,500 square foot facility located in San Francisco, California (the “Spirulinex Facility”). We believe that such facility would provide ample space to manufacture quality products for sale to distributors and retailers throughout California, including to our dispensary in Point Arena.

During the nine months ended September 30, 2018, we completed the build-out of approximately 80 square feet of the Spirulinex Facility, which allowed us to commence small-scale manufacturing operations under our temporary local permit and temporary state license. Our current local temporary permit to operate expired on August 25, 2018, and our current state temporary license expired on September 28, 2018. On September 5, 2018, we submitted a new cannabis manufacturing application, which application is currently under review. Although we believe we will receive the necessary state and local permits and licenses to conduct our manufacturing operations, there can be no assurance that we will be able to do so and any failure to do so may have a material adverse effect on our business and results of operation.

As of September 30, 2018, a majority of the Spirulinex Facility was still under construction. We expect construction to be completed during the fourth quarter of 2018; however, there can be no assurance that construction will be completed as expected.

Sunset

On March 26, 2018, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a joint venture between GSRX and Happy for the purpose of carrying out the cultivation of cannabis for distribution in the State of California.

On May 3, 2018, Sunset entered into a sublease for a 25,000 square foot facility located in Oakland, California (the “Sunset Facility”). We believe that such facility would provide ample space to grow and cultivate quality product for sale to distributors and retailers in California, including our dispensary in Point Arena.

As of September 30, 2018, the Sunset Facility is still under construction. We expect construction to be completed during the fourth quarter of 2018; however, there can be no assurance that construction will be completed as expected.

GS Essentials

On March 26, 2018, we entered into an operating agreement with Happy, relating to the formation of Green Spirit Essentials, LLC, a California limited liability company (“GS Essentials”). GS Essentials was formed as a joint venture between Green Spirit and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California. We plan to have GS Essentials sublease approximately 1,000 square feet from Spirulinex in the Spirulex Facility to conduct operations. As noted above, the Spirulinex Facility is still under construction.

Through GS Essentials, we plan to run a mix of volatile and non-volatile closed loop extractions as well as an ethanol distillation process to allow us to manufacture a broad spectrum of products, including topical applications, cartridges, oils, wax, shatter, crumble and oral for sale in California.

Recent Developments

Effective July 16, 2018, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to change our name from “Green Spirit Industries Inc.” to “GSRX Industries Inc.”

On July 18, 2018, we completed a private placement offering of for gross proceeds of $475,000, pursuant to which we sold 190,000 shares of our common stock, par value $0.001 per share, to selected accredited investors at a purchase price of $2.50 per share. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

On July 24, 2018, we entered into an amended and restated consulting agreement with Peach Management, LLC, an entity controlled by Mr. Christian Briggs, Chairman of our Board of Directors (the “Consultant”). Pursuant to the agreement, the Consultant provides certain consulting services relating to the execution of the Company’s business plan as more fully described in the agreement (the “Consulting Services”). In consideration of the Consulting Services, we agreed to pay to the Consultant compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

Also on July 24, 2018, we entered into an amended and restated executive consulting agreement with Thomas Gingerich, our Chief Financial Officer and Secretary (the “Executive”). Pursuant to the agreement, the Executive provides such services and performs such duties and functions customarily performed by and has all of the responsibilities customary to, the role of Chief Financial Officer and Secretary of the Company and all of its subsidiaries, as more fully described in the agreement (the “Executive Services”). In consideration of the Executive Services, we agreed to pay to the Executive compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

On August 22, 2018, through 1493, we entered into a Final Purchasing Agreement (the “Agreement”) with Dispensarios 420, LLC, a limited liability company established under the laws of the Commonwealth of Puerto Rico (the “Seller”), pursuant to which the Seller agreed to sell and the Company agreed to purchase substantially all of the assets pertaining to a medical cannabis dispensary, including but not limited to all of the legal rights, permits, licenses, leasing contracts and other assets (the “420 Dispensary”), in exchange for $156,000 cash consideration (the “Cash Payment”) and 46,000 shares of restricted common stock, par value $0.001 per share, of the Company (the “Shares” and, together with the Cash Payment, the “Purchase Price”). The Agreement provides that the Cash Payment shall be deposited into an escrow account until all transactions contemplated by the Agreement are finalized, and all corresponding permits to operate the medical dispensary are approved and issued by the Department of Health of Puerto Rico (the “DHPR”); provided, however, that the Cash Payment shall be disbursed to the Seller no later than 45 days from the date on which the DHPR authorizes the transfer of the 420 Dispensary and all assignments contemplated by the Agreement is completed. The Agreement contains customary representations and considerations of each of the parties. The acquisition of the 420 Dispensary is expected to close during the third quarter of 2018; however, there can be no assurance that the Company will complete the transaction during this time, if at all. The Company terminated the LOI on October 22, 2018.

On September 19, we entered into a binding letter of intent (the “LOI”) with So-Cal MM Patients Association, LLC, a California limited liability company, dba The Coughy Shop (the “Seller”), pursuant to which we and the Seller have agreed to execute a purchase agreement in which we would acquire all of the assets relating to a licensed retail cannabis dispensary currently operating in Desert Hot Springs, California (the “Business”). The LOI provides that the Company shall purchase from the Seller all assets used in the Business, both tangible and intangible, including licenses and permits covering medical and adult-use cannabis sales, leases, equipment, inventory, and other assets (the “Proposed Transaction”) in exchange for total cash consideration of $1,500,000 (the “Purchase Price”). In consideration of the LOI, on September 24, 2018, the Company deposited into escrow a one-time, refundable security deposit of $100,000 (the “Deposit”), to secure the Company’s exclusivity over the Proposed Transaction during the due diligence period, which it initially thirty (30) days beginning upon receipt of all requested information from the Seller, and shall be subject to extension in order for the Company to complete its due diligence investigation. In the event the Proposed Transaction closes, the Deposit shall be applied to the Purchase Price. However, in the event that the Company elects not to proceed with the Proposed Transaction as a result of its due diligence investigation, the Deposit shall be returned to the Company as soon as reasonably practicable.

The Proposed Transaction is subject to customary closing conditions more fully described in the LOI, including: the Company’s satisfactory due diligence investigation by the Company; the Company’s receipt of all necessary regulatory approvals from the relevant city and/or state authority of the Proposed Transaction, specifically approval by the City of Desert Hot Springs and State Bureau of Cannabis Control to conduct retail cannabis operations at the location in which the Business operations; and the negotiation, execution, and delivery of the Definitive Agreement.

On October 1, 2018, the Company received the requisite operating permit, issued by the Department of Health of Puerto for its Andalucia, San Juan, Puerto Rico medical cannabis dispensary, allowing the Company to commence operations at this location. The Company opened its new Green Spirit RX dispensary on October 2, 2018.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations during the three months ended September 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2018 (unaudited)	9/30/2017 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	664,400	0	664,400	100.00%
Cost of Goods Sold	409,348	0	409,348	100.00%
Operating expenses	2,198,056	659,443	1,538,613	233.32%
Net loss	(1,655,745)	(659,443)	(996,302)	151.08%
Loss per share of common stock	$(0.04)	$(0.02)	$(0.02)	100%

We recorded a net loss of $1,655,745 for the three months ended September 30, 2018.

Revenue. Total revenue for the three months ended September 30, 2018 and 2017 was $664,400 and $0, respectively. The increase of $664,400, or 100%, was due to the revenues generated by operations of the three (3) Green Spirit RX dispensaries in Puerto Rico, and The Green Room dispensary and manufacturing operations at the Spirulinex Facility in California during the third quarter.

Cost of Goods Sold. Total cost of revenue for the three months ended September 30, 2018 and 2017 was $409,348 and $0, respectively. The increase of $409,348, or 100%, was due to an increase in inventory purchases of cannabis products, including flowers, cream, oils and edibles, and cannabis-related accessories, including cartridges and pipes, related to the retail operations of the four dispensaries and Spirulinex during the third quarter.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended September 30, 2018 and 2017 was $2,198,056 and $659,443, respectively. The increase of $1,538,613, or 233.32%, was primarily due to an increase in operating expenses of the four dispensaries, labor, taxes, store supplies, marketing and security expenses, professional fees, consulting fees, and stock-based compensation.

Net Loss. Net loss for the three months ended September 30, 2018 and 2017 was $1,655,745 and $659,443, respectively. The increase of $966,302, or 151.08%, was primarily due to an increase in operating expenses related to retail operations of the four dispensaries and professional fees.

Nine Months Ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations during the nine months ended September 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/2018 (unaudited)	9/30/2017 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	1,020,026	0	1,020,026	100.00%
Cost of Goods Sold	610,526	0	610,526	100.00%
Operating expenses	14,517,450	3,956,658	10,560,792	266.91%
Net loss	(13,647,636)	(3,956,658)	(9,690,978)	244.93%
Loss per share of common stock	$(0.32)	$(0.25)	$(.06)	25.72%

We recorded a net loss of $13,647,636 for the nine months ended September 30, 2018.

Revenue. Total revenue for the nine months ended September 30, 2018 and 2017 was $1,020,026 and $0, respectively. The increase of $1,020,026, or 100%, was primarily due to the revenues generated by operations of the three (3) Green Spirit RX dispensaries in Puerto Rico, and The Green Room dispensary and manufacturing operations at the Spirulinex Facility in California.

Cost of Goods Sold. Total cost of revenue for the nine months ended September 30, 2018 and 2017 was $610,526 and $0, respectively. The increase of $610,526, or 100%, was due to an increase in inventory purchases of cannabis products, including flowers, cream, oils and edibles, and cannabis-related accessories, including cartridges and pipes, related to the retail operations of the four dispensaries and Spirulinex.

Total Operating Expenses. Selling, general, administrative and operating expenses for the nine months ended September 30, 2018 and 2017 was $14,517,450 and $3,956,658, respectively. The increase of $10,560,792, or 266.91%, was primarily due to an increase in stock-based compensation expense; an increase in consulting fees due to increased use of third-party consultants; increase in general and administrative costs, such as labor, taxes, store supplies, marketing and security expenses, as the dispensaries and manufacturing businesses began operations; and an increase in professional fees to support the Company’s growth and expansion plans.

Net Loss. Net loss for the nine months ended September 30, 2018 and 2017 was $13,647,636 and $3,956,658, respectively. The increase of $9,690,978, or 244.93%, was primarily due to an increase in stock-based compensation expense; an increase in consulting fees due to increased use of third-party consultants; an increase in general and administrative  costs as the dispensaries and manufacturing businesses began operations; and an increase in professional fees to support the Company’s growth and expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in “Note 2 - Summary of Significant Accounting Policies” of the notes to unaudited consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the nine months ended September 30, 2018 and December 31, 2017 and have an accumulated deficit of $39,730,596 and $26,082,960, respectively.

As of September 30, 2018, the Company had $3,071,734 cash on hand as compared to $6,758,018 as of December 31, 2017. For the nine months ended September 30, 2018, the Company reported loss from operations of $13,647,636 and net cash decreased by $3,686,284.

Sources of Liquidity

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since May 2017, we have raised capital through private sales of our securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate sufficient revenue and/or raise capital to support our operations.

During the nine months ended September 30, 2018, we financed our operations through the remaining proceeds from various private placement offerings conducted by the Company during 2017 and 2018. During the first quarter of 2018, the Company financed its operations from the remaining proceeds from the Company’s May 2017 offering, which resulted in total gross proceeds of $3,300,000, and the proceeds from the Company’s December 2017 offering and February 2018 offering, which resulted in total gross proceeds of $5,000,000 and $697,001, respectively. In addition, we utilized proceeds from our April offering, which closed in June 2018 and resulted in total gross proceeds of $2,584,765 and from our June offering, which closed during the three months ended September 30, 2018 and resulted in total gross proceeds of $475,000 to finance our operations.

We anticipate requiring additional capital for the continued development and implementation of our business plan, including the remaining build-out of our facilities in California, completing construction on our dispensaries in Puerto Rico, and working capital for our retail dispensary operations.

We will be required to raise additional cash through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2019. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans for real estate purchases and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Operating Cash Flows. Net cash used in operating activities for the nine months ended September 30, 2018 was $4,641,670, which was due to the net loss from operations, net of common stock issued for services, the increase of accounts receivable, inventory, prepaid expenses, accounts payables and accrued expenses.

Investing Cash Flows. Net cash used in investing activities for the nine months ended September 30, 2018 was $3,845,868, which was due to deposits paid on facilities; purchase of building, leasehold improvements and equipment; license for dispensary; legal fees on patent application costs; and construction on facilities still not put into service.

Financing Cash Flows. Net cash provided by financing activities for the nine months ended September 30, 2018 was $4,801,254, which was due to our February, April, June and August 2018 capital raises.

Material Capital Expenditure Commitments

The Company has upcoming capital commitments:

Remaining construction of five remaining dispensaries in Puerto Rico	$400,000
Investment commitment in Spirulinex (joint venture)	$350,000
Purchase of building in Puerto Rico	$1,000,000
Purchase of cannabis dispensary in Desert Hot Springs, CA	$1,500,000

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

Capital Expenditures Put into Service during the Nine Months Ended September 30, 2018

During the nine month period ended September 30, 2018, the Company began having significant activity and operations in Puerto Rico and California. During the period, the following fixed assets were added to our balance sheet:

Real Property Purchase in Puerto Rico (1)	$1,200,000

Construction costs, equipment and inventory for three dispensaries in Puerto Rico	$526,000

Purchase of Real Property in Point Arena, CA, which is where the Company operates its dispensary	$196,000

Purchase of equipment for corporate office and Point Arena	$67,000

Costs associated with build-out and equipment for Spirulinex	$252,500

(1)	On May 2, 2018, through its wholly-owned subsidiary, the Company purchased real estate property in San Juan, Puerto Rico consisting of approximately 423 square meters of land with a parking lot for total cash consideration of $350,000, plus closing costs. In addition, the Company purchased real estate property in San Juan Puerto Rico consisting of approximately 525 square meters of land with a building located thereon for total cash consideration of $800,000, plus closing costs. The building is occupied by a tenant operating one of the largest cannabis dispensaries in Puerto Rico.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On April 27, 2018, our Board of Directors authorized the issuance of an aggregate of 215,000 shares of restricted common stock, par value $0.001 per share, as follows: 100,000 shares of restricted common stock, par value $0.001 per share, to Peach Management, LLC, an entity controlled by Christian Briggs, our Chairman; 25,000 shares of restricted common stock, par value $0.001 per share, to Les Ball, our Chief Executive Officer and director; 25,000 shares of restricted common stock, par value $0.001 per share, to Thomas Gingerich, our Chief Financial Officer and Secretary; and 65,000 shares of restricted common stock, par value $0.001 per share to a consultant, as compensation for services rendered to the Company. These shares were issued on August 30, 2018 and had an aggregate value of $1,193,250 based on a price of $5.55 per share. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

On June 6, 2018, our Board of Directors authorized the issuance of an aggregate of 202,000 shares of restricted common stock, par value $0.001 per share, as follows: 100,000 shares of restricted common stock, par value $0.001 per share, to Peach Management, LLC, an entity controlled by Christian Briggs, our Chairman; 50,000 shares of restricted common stock, par value $0.001 per share, to Les Ball, our Chief Executive Officer and director; 25,000 shares of restricted common stock, par value $0.001 per share, to Thomas Gingerich, our Chief Financial Officer and Secretary; and 27,000 shares of restricted common stock, par value $0.001 per share to consultants, as payment for services rendered to the Company. These shares were issued on August 30, 2018 and had an aggregate value of $959,500 based on a price of $4.75 per share. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

On July 18, 2018, we completed a private placement offering of for gross proceeds of $475,000, pursuant to which we sold 190,000 shares of our common stock, par value $0.001 per share, to selected accredited investors at a purchase price of $2.50 per share. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

On July 19, 2018, our Board of Directors authorized the issuance of an aggregate of 35,500 shares of restricted common stock, par value $0.001 per share, as payment for services rendered to its consultants. The shares were issued on August 30, 2018 and had an aggregate value of $107,210 based on a price of $3.02 per share. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

During the three months ended September 30, 2018, we issued 15,000 restricted shares of common stock, par value $0.001 per share, to Peach Management, LLC for consulting services rendered pursuant to that certain amended and restated consulting agreement, dated July 24, 2018. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

During the three months ended September 30, 2018, we issued 15,000 restricted shares of common stock, par value $0.001 per share, to Thomas Gingerich for services rendered as Chief Financial Officer and Secretary of the Company pursuant to that certain amended and restated executive consulting agreement, dated July 24, 2018. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

During the three months ended September 30, 2018, we issued an aggregate of 1,852 restricted shares of common stock, par value $0.001 per share, to Dr. Harlan Ribnik and Steven W. Farkas, members of our board of directors, for services rendered. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions.

During the three months ended September 30, 2018, we issued an aggregate of 11,750 restricted shares of our common stock, par value $0.001 per share, to our non-executive board advisory consultants for services rendered. The Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act in connection with these transactions

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GSRX INDUSTRIES INC.

Date: October 31, 2018	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

