Form 10-K
period 2018-12-31
GSRX INDUSTRIES INC.
filed 2019-04-16
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-141929

GSRX INDUSTRIES INC.

(Exact name of registrant as specified in charter)

Nevada	14-1982491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building No. 3, P.R. 606, int. Jose Efron Ave.

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

[X] Yes [  ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was $158,701,511.

As of April 16, 2019, there are 59,086,236 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

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

ITEM 1. BUSINESS.

Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “GSRX” refer to GSRX Industries Inc., a Nevada corporation, individually, or as the context requires, collectively with its consolidated subsidiaries.

Organizational History

GSRX Industries Inc., formerly known as Green Spirit Industries Inc. and Cyberspace Vita, Inc. (“we”, “us”, “our”, the “Company” or “Cyberspace”), was organized on November 7, 2006 in Nevada. We changed our name effective June 22, 2018. Our initial business plan was related to the online sale of vitamins and supplements. Effective May 5, 2008, we discontinued these operations. On May 11, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company acquired Project 1493, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“1493”). Prior to the Exchange Agreement, we did not have any significant assets or operations. As a result of the Exchange Agreement, 1493 became our wholly-owned subsidiary, and the business of 1493 became our business.

1493 was organized on March 24, 2011 under the name “Grey Finland Advisors, LLC.” 1493 filed a Certificate of Restoration on March 17, 2017 and elected to change its name to “Project 1493, LLC.” 1493’s business plan relates to the acquisition, development and operation of medical cannabis dispensaries. 1493 intends to continue its operations in Puerto Rico and to expand the number of dispensaries in Puerto Rico. The Company also intends to expand its operations in California and may potentially expand into other markets located within the U.S. and U.S. territories in the future. However, there can be no assurance that we will expand into such other markets.

As discussed below, we are in the process of expanding our business to include the extraction, manufacturing and delivery of cannabis and hemp cannabinoid products. Our extraction and manufacturing business is being run through two recently entered-into limited liability companies, which we refer to as Spirulinex, LLC and Sunset Connect, LLC. Our cannabinoid (“CBD”) business is being run through our wholly-owned subsidiary Pure and Natural LLC.

Corporate Structure

GSRX is a holding company with the following subsidiaries:

●	Project 1493, LLC, a Puerto Rico limited liability company (“1493”);
●	Green Spirit Mendocino, LLC, a California limited liability company (“Mendocino”);
●	Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”);
●	Green Spirit Essentials, LLC, a California limited liability company (“GS Essentials”);
●	Spirulinex, LLC, a California limited liability company (“Spirulinex”);
●	Point Arena Supply Co., LLC, a California limited liability company (“PA Supply”);
●	GSRX SUSPES, LLC., a California limited liability company (“SUSPES”);
●	138 Main Street PA, LLC, a California limited liability company (“138 Main”);
●	511 Andalucia, LLC, a Puerto Rico limited liability company (“511”);
●	Ukiah Supply Co., LLC, a California limited liability company (“Ukiah”);
●	Point Arena Distribution, LLC, a California limited liability company (“PAD”);
●	Point Arena Manufacturing, LLC, a California limited liability company (“PAM”);
●	Pure and Natural LLC, a Texas limited liability company (“PaN”);
●	Pure and Natural One-TN, LLC, a Texas limited liability company (“PaN One”) and
●	Pure and Natural-Lakeway LLC, a Texas limited liability company (“PaNL”).

Effective June 22, 2018, we changed our name to GSRX Industries Inc. Our corporate headquarters is located at Building No. 3, P.R. 606, int. Jose Efron Ave. Dorado, Puerto Rico 00646 and our telephone number is (214) 808-8649. Our website addresses are as follows: www.greenspiritrx.com, www.spirulinex.com, getpureandnatural.com and www.thegreenroomcollective.org. No information on or through websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 per share (the “Common Stock”), is quoted on the OTCQB tier of the OTC Markets, Inc. under the symbol “GSRX.”

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

We are in the business of acquiring, developing and operating retail dispensaries, growing facilities, extraction and manufacturing related to the cannabis industry in Puerto Rico and California. In Texas and Tennessee, we are developing and operating retail stores selling hemp-based non-THC cannibidiol (“CBD”) products. In Puerto Rico, all of our medicinal cannabis dispensaries operate under the name “Green Spirit RX” and our dispensary in California, located in Point Arena, Mendocino County, operates under the name “The Green Room.” As of the date of this report, we are waiting on licenses to commence operations of our ventures in San Francisco and Oakland. Once we commence operations, we plan to offer a broad selection of medical and adult use products including flowers, concentrates and edibles.

Puerto Rico Operations

We are in the business of acquiring, developing and operating retail dispensaries, growing facilities, extraction and manufacturing operations related to the cannabis industry in Puerto Rico and California. As of the date of this Form 10-K, we have acquired all of the legal rights, permits, pre-qualified licenses, leasing contracts and assets pertaining to ten medical cannabis dispensaries in Puerto Rico, five of which are in operation.

Location	Status	Date Opened
Dorado	Operating	March 28, 2018
Carolina	Operating	June 1, 2018
Hato Rey	Operating	June 1, 2018
San Juan	Operating	October 2, 2018
Fajardo	Operating	December 28, 2018
Isla Verde	Permit pending	N/A
Bayamon	Permit pending	N/A
Guaynabo	Permit pending	N/A
Caguas	Prequalification	N/A
Old San Juan	Under Construction	N/A
Condado	Under Construction	N/A

As of the date of this report, the Isla Verde location has passed the final inspection but we are waiting for the Cannabis Board to grant the license to open; construction has been completed on the Bayamón and Guaynabo locations and we are waiting for the permits of use to apply for final inspection from the Cannabis Board; we are waiting for the Cannabis Board to grant the prequalification for the Caguas location; and the Old San Juan and Condado locations are still under construction.

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

As of the date hereof, the retail dispensary was available for adult use sales in addition to medical cannabis. Featuring more than 15 strains grown locally and products only found in this location, many customers have made The Green Room a destination place. Coupled with our current plans in establishing new cultivation and manufacturing operations through our other subsidiaries, we intend to increase product offerings by producing unique product lines and branded items solely for purchase at The Green Room. We believe that this will result in return-customers.

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

Spirulinex

On March 3, 2018, we entered into an operating agreement with Solunas Aqua Corp., a California corporation (“Solunas”), relating to the formation of Spirulinex, LLC, a California limited liability company. Spirulinex was formed as a limited liability company between GSRX and Solunas (the “Spirulinex”) for the purpose of carrying out the manufacturing of cannabis and cannabinoid products for distribution in the State of California. As of the date of this report, Spirulinex had not received the requisite license to operate.

On April 13, 2018, Spirulinex entered into a lease agreement for a 4,500 square foot facility located in San Francisco, California (the “Spirulinex Facility”). We believe that such facility would provide ample space to manufacture quality products for sale to distributors and retailers throughout California, including to our dispensary in Point Arena

As of December 31, 2018, the Spirulinex Facility was still under construction. There can be no assurance that construction will be completed as expected.

Sunset

On March 26, 2018, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a limited liability company between GSRX and Happy for the purpose of carrying out the growing of cannabis for distribution in the State of California.

As of the date of this report, Sunset had received the pertinent license to operate, but has not started construction of the growing facility. In April 2019, we advised Sunset that we would no longer continue to fund the operations of Sunset.

On May 3, 2018, Sunset entered into a sublease for a 25,000 square foot facility located in Oakland, California (the “Sunset Facility”). We believe that such facility would provide ample space to grow and cultivate quality product for sale to distributors and retailers in California, including our dispensary in Point Arena.

As of December 31, 2018, the Sunset Facility was still under construction. There can be no assurance that construction will be completed as expected.

GS Essentials

On March 26, 2018, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a limited liability company between GSRX and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California. We plan to have GS Essentials sublease space from Sunset. As noted above, Sunset is currently in lease negotiations for a 25,000 square foot facility in Oakland, California. We expect that approximately 3,000 square feet will be allocated to GS Essentials’ extraction business.

Through GS Essentials, we plan to run a mix of volatile and non-volatile closed loop extractions as well as an ethanol distillation process to allow us to manufacture a broad spectrum of products, including topical applications, cartridges, oils, wax, shatter, crumble and oral tinctures for sale in California.

Point Arena Distribution and Manufacturing

On February 27, 2019, Point Arena Manufacturing, LLC (“PAM”) and Point Arena Distribution, LLC (“PAD”) entered into an operating lease for a 600 square foot building at 165 Main Street, Point Arena, California for five years beginning March 1, 2019 and ending February 28, 2024, for the purpose of manufacturing and distributing cannabis products. The lease has one (1) five-year option.

PAM will be manufacturing cannabis oil through the Type-6, non-volatile manufacturing process. The oil will then be self-distributed, via PAD, to licensees to sell as-is, or infused with other approved products, such as food and ointments.

PAD will be able to purchase and sell the cannabis products manufactured by PAM, arrange for testing of the products and conduct quality assurance review of packaging and labeling. PAD may also arrange for transportation of the products between licensees. PAD will be the sole distributor for PAM.

CBD Operation

Pure and Natural LLC

On October 8, 2018, the Company formed Pure and Natural LLC (“PaN”) as a wholly-owned subsidiary of the Company, for the purpose of selling its CBD products. Pure and Natural One-TN, LLC opened a retail kiosk in Governor’s Square Mall, Clarksville, Tennessee on February 9, 2019 selling CBD products. As of the date of this report, architectural and design plans are currently being prepared for retail stores in Nashville, Tennessee and Lakeway, Texas. We anticipate having the two stores open in the second quarter of 2019.

PaN is selling CBD products to wholesale customers in Texas and retail sales online through its “getpureandnatural.com” website.

PaN has entered into four strategic agreements to assist in promoting and bringing brand awareness to the Pure and Natural name. PaN has entered into the following agreements: (i) on February 20, 2019 PaN and BYB Extreme Fighting Series, LLC (“BYB”) entered into a sponsorship agreement (“Agreement”) to sponsor three events of the BYB EXTREME Series. PaN will be the “Title Sponsor” and the events will be promoted as the exclusive sponsor for “BYB Brawl For It All Presented by GetPureAndNatural.com”, which includes having “GetPureAndNatural.com” on events and broadcasts, the triangle cage and mat, ring cards, advertisements, BYB website, social media posts and will be the official CBD Products of DADA 5000 and BYB Fighting Series; (ii) on March 5, 2019 PaN and JCD3 Enterprises, Inc. (“JCD3”) entered into a sponsorship agreement to sponsor a Musical Artist’s (“Artist”) 2019 musical tour. The sponsorship terminates December 31, 2019. For consideration given, the Artist will make social media posts, mention PaN in official “YouTube” videos, displays at concerts, make three (3) appearances at the PaN store in Nashville and PaN will have exclusive sponsorship rights for Artist and Artist’s tour dates with respect to its category of products and services; (iii) on March 4, 2019, PaN and Buzznog, LLC entered into a Preferred Partner and Advertising Agreement allowing PaN to sell cannibidiol products on Buzznog’s website, mobile applications and platforms. PaN will pay Buzznog 20% of the gross profit margin on all products sold using Buzznog’s sites. The agreement has a term of three years from the moment of its coming into effect; and (iv) on February 27, 2019 PaN and Matt Sorum (“Sorum”) entered into an Endorsement Licensing and Co-Branding Agreement, to develop, market, promote and sell a unique Matt Sorum Product Line for dietary supplements derived from hemp containing 0% THC. The Agreement is for an initial three year term, beginning February 27, 2019 and ending February 26, 2022. The Agreement may be extended with the same terms unless either party provides a 60 day notice prior to the initial term. Sorum will be compensated (i) a royalty of 20% of Net Gross Margin of the Licensed Products; (ii) 20% of the Net Gross Margin of any Products sold in connection with any commercial made by Sorum; and (iii) 30% of Net Gross Margin of Licensed Products. The Company further agrees to issue Matt Sorum certain shares of common stock as further consideration under this Agreement. The Company agrees to issue Matt Sorum 2,000 shares of its restricted common stock for each $1,000,000 in gross revenue derived directly from the sale of Licensed Products up to a maximum of 100,000 shares during the Term of this Agreement (the “Compensation Shares”). The Compensation Shares shall be issued at the end of each year of this Agreement.

Business Model

Medical Cannabis Products:

We operate as a service business specializing in the sale of medical cannabis, edibles and paraphernalia, including, oils, lotions, THC pills, vaporizers, rigs, grinders, t-shirts, hats, logo items, and bongs and pipes with vaporizer attachments through our strategically located licensed dispensaries.

In Puerto Rico, we have entered into a long-term supply agreement (the “Supply Agreement”) to purchase our products from one of the largest growers on the island who operates a state-of-the art facility, currently has over 36 strands of cannabis flower available and is able to produce up to 2,000 pounds a week. Pursuant to the terms of the Supply Agreement, the supplier agreed to sell products to us, upon the issuance by the Department of Health of Puerto Rico of the requisite operating permit for each of the dispensaries, at up to a 20% discount to current wholesale market prices. We anticipate that based on such prices, we will realize gross margins of approximately 75%. However, there can be no assurance that we will realize such margins. The Company has also begun researching available locations to open its own flower growing facility in Puerto Rico in order to develop new strains not currently found in Puerto Rico. In addition, the Company intends to continue the vertical chain with its own extraction and manufacturing units.

In California, we are currently operating one (1) dispensary in Point Arena. On March 6, 2019 we signed a lease to operate a dispensary in Palm Springs, which is in the planning and permit phase; we received local permits for a manufacturing facility and distribution business (from growers and manufacturers to retailers) in Point Arena and currently in the planning and state permit phases of such businesses; and we are evaluating one (1) other dispensary to lease space and operate. Mendocino also holds a delivery license, which enables the dispensary to pick up and deliver products in any county in California which allows a delivery service. Similar to platforms such as “Uber Eats” or “Grub Hub”, a customer may place an order by telephone or the internet, and a driver will deliver the requested product to the customer’s doorstep. The driver may carry a maximum of $3,000 of product (retail value).

We also intend to continue evaluating retail, extraction and manufacturing opportunities in multiple states and Puerto Rico. 1493 holds ten (10) pre-qualified locations in Puerto Rico, all of which are in various phases of development and construction. Currently, we have one (1) dispensary in operation in California and five (5) in Puerto Rico. We are also reviewing several other possible dispensaries in California and Puerto Rico to determine whether to continue pursuing those opportunities.

We sell and keep inventory of the top five (5) selling brands, which will be determined by sales velocity. We use a state-of-art CRM to track our customers, their buying habits and monthly spend. Customer Segments will be categorized by age, occupation and medical condition.

Over the next 12 months, we plan to continue identifying, purchasing and operating medical cannabis dispensaries in various states. We expect to operate at least the six (6) current locations and to seek to add up to five (5) locations by the end of 2019. It is anticipated that costs associated with purchasing or constructing the dispensary, licensing, stocking inventory and operating these dispensaries will be approximately $1.25 million. Our current fixed overhead, which includes our ongoing leasing obligations, is approximately $110,000 per month. We anticipate that fixed overhead will increase at such time as more dispensaries begin operations. In addition, we expect that our fixed costs will continue to increase so long as we are successful in our plan of expansion. We anticipate supporting our operations through the proceeds from the offerings previously conducted, from anticipated revenue once the dispensaries become fully operational and, if necessary, through the sale of our securities in order to complete the development of our dispensaries. However, there can be no assurance that we will be successful in raising sufficient revenues necessary to support our operations, or that we will be successful in selling our securities.

We anticipate earning revenue by selling medical cannabis, edibles, pills, creams, patches and oral drops, and paraphernalia such as vaporizers. The average net profit for medical marijuana dispensaries is 20% in the U.S., according to a study conducted by Marijuana Business Daily and the median annual revenue is $1,200,000. We aim to undercut our competition by acquiring our goods at a lower than average cost which we anticipate will allow us, although no assurance can be given, to achieve 30% net margins, 50% higher than the industry average.

In addition, we will focus on providing the best and most friendly customer service, and provide the highest quality brands and widest variety possible in order to attract repeat business.

CBD Products:

The Company’s CBD products are made from “hemp,” which is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.”

The Company intends to produce and distribute its CBD products in various delivery forms including gels, tinctures, balms, pain creams, face masks, vape pens and energy packs. The Company’s CBD operations will be completed through Pure and Natural, LLC (“PaN”) via wholesale and online sales and through its subsidiaries operating retail stores and kiosks. PaN currently wholesales product to customers in Texas; and sells its CBD products online through its website “getpureandnatural.com.” Two stores, one in Nashville, Tennessee and one in Lakeway, Texas are currently in the architectural and design phase. We anticipate the two stores will be open in the second quarter of 2019.

On December 17, 2018, PaN entered into an operating lease for a 1,725 square foot CBD retail store at 3100 RR 620 South, Suite 200, Lakeway, Texas for eighty six (86) months beginning May 18, 2019 and ending July 18, 2026. The lease has one five-year option.

On December 19, 2018, Pure and Natural, LLC entered into an operating lease for a kiosk in Governor’s Square Mall, in Clarksville, Tennessee for fifteen (15) months beginning February 1, 2019 and ending April 30, 2020. We began operations at the kiosk on February 9, 2019.

On February 8, 2019, PaN entered into an operating lease for a 2,525 square foot CBD retail store at 2306 West End Avenue, Nashville, Tennessee for five (5) years beginning February 1, 2019 and ending January 31, 2024. The lease has one five-year option.

Revenue Streams:

We anticipate that revenues will be generated from the following:

●	Medical Cannabis, up to 10 strains in each dispensary;
●	Derivatives (oils, lotions, edibles, THC pills);
●	Paraphernalia (vaporizers, grinders, rigs, bongs and pipes with vaporizer attachments);
●	Clothing (hats, t-shirts, logos); and
●	CBD Products (softgels, tinctures, balms, vape pens and cartridges, face masks, pain creams, pet treats);

We expect to realize, although no assurance can be given, approximately 30% net margins on THC edibles, approximately 40-45% net margins on CBD edibles, 50% net margins on cannabis flower and paraphernalia and a range of approximately 20% to 60% net margins on CBD products depending on the particular product sold and the distribution method in which it is sold.

Cost Structure:

We intend to price our cannabis and CBD products at below local market rates, however we intend to market certain items as “boutique” items, such as gourmet style edibles or exotic strains and clothing and paraphernalia which we generally provide for a higher margin.

Marketing

Our marketing and sales strategy will be aimed at generating long-term, repeat customers, as well as attracting tourists who visit the dispensaries who wish to purchase cannabis and cannabis products. In order to generate repeat customers, we intend to provide the highest quality medical cannabis, at the lowest possible cost to ensure we build a loyal customer base. Further, we have built what we believe are aesthetically pleasing dispensaries and have hired and trained all of our employees to provide excellent customer service.

We intend to leverage the Internet and social media platforms, including, Instagram, Facebook, Twitter, YouTube, Google+, LinkedIn, the Yellow Pages online, texts (currently we send 175,000 texts per month), Leafly (similar to YELP for the cannabis industry) and over 50 cannabis websites we have identified. Our marketing will focus on the wide variety of our cannabis products and their high quality and low cost point relative to our competition. In California, in addition to the above, we intend to purchase billboards in the vicinity of our dispensaries to gain further awareness of our locations.

We also intend to utilize blogs, micro-ads, testimonial interviews, articles and deploy this media across all social media channels and websites accessed by our customer targets.

The Cannabis Industry

Market Opportunity

The legal cannabis markets in the United States are expanding rapidly. As of the date of this filing, thirty-three (33) states, Washington D.C. and the territories of Guam and Puerto Rico have legalized the use of cannabis for medicinal purposes. Additionally, ten (10) states, Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, Washington and Washington D.C. have legalized cannabis for adult recreational use.

We believe the cannabis market will continue to rapidly expand as existing states broaden the definition of the approved uses for cannabis (i.e. from medicinal to recreational use) and additional states legalize cannabis for at least some other purposes. Despite the fact that the Federal Controlled Substances Act makes the use and possession of marijuana illegal on a national level, recent guidance from the previous administration under President Obama suggested that it will continue to tolerate legalization at the state level, especially when backed by strong and effective regulation. On August 29, 2013, United States Deputy Attorney General James Cole issued the “Cole Memo” to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as certain requirements are met. On December 11, 2014, the DOJ issued another memorandum about its position and enforcement protocol with regard to Indian Country, stating that the Eight Priorities in the Cole Memo would guide the United States Attorneys’ cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the DOJ from using funds to prosecute state-based legal medical cannabis programs. We believe it is significant that in 2016, the Congressional Spending Bill specifically prevented the Justice Department from spending money to enforce the federal ban on growing or selling cannabis in states where cannabis has been approved.

More recently under the Trump administration, on January 4, 2018, the DOJ suspended the Cole Memo and replaced it with a new Memorandum titled with the subject “Marijuana Enforcement” from then Attorney General Jeff Sessions (the “Sessions Memo”) which provides that each U.S. Attorney has the discretion to determine which types of cannabis-related cases should be federally prosecuted, thus ending the broad safe harbor provided under the Cole Memo.

We continue to follow and monitor the actions and statements of the Trump administration, the DOJ and Congress’ positions on federal law and cannabis policy. As the possession and use of cannabis is illegal under the CSA, we could be deemed to be aiding and abetting illegal activities through the equipment we intend to sell in the U.S. and directly violating federal law by producing Cannabis under State law. Under federal law, and more specifically the CSA, the possession, use, cultivation, and transfer of cannabis is illegal. Our equipment could be used by persons or entities engaged in the business of possession, use, cultivation, and/or transfer of cannabis.

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

Our target markets are those where states or U.S. territories have legalized the production and use of cannabis, such as Puerto Rico and California, and to add new markets in states that have recently legalized cannabis use.

Most recently, Vermont legislatively legalized and voters in Michigan approved a ballot to legalize cannabis for adult recreational use, bringing the total number of states with legalized recreational cannabis use to ten, in addition to the District of Columbia.

As of the date of this filing, thirty-three (33) states, Washington D.C. and the territories of Guam and Puerto Rico have legalized the use of cannabis for medicinal purposes. Additionally, ten (10) states, Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, Washington and Washington D.C. have legalized cannabis for adult recreational use. While it is difficult to estimate the amount of time it would take for a state to establish regulations relating to the sale of cannabis, or for those businesses engaged in this activity to begin generating revenue from operations, we anticipate, but no assurance can be given, that for new states legalizing the medical use of cannabis, revenues will begin to be realized beginning in 2019.

Continued development of the regulated cannabis industry depends on continued legislative authorization at the state level. Progress, while encouraging, is not assured and any number of factors could slow or halt progress in the cannabis industry.

Puerto Rico – Market Opportunity

Puerto Rico benefits from a large and growing tourism industry. Puerto Rico was recently chosen by The New York Times as its number one place to visit in 2019. Importantly, patients who hold a license to buy medical marijuana in the 33 states where it is now legal may use their patient license to purchase marijuana at Puerto Rico’s dispensaries.

The Academic Sciences of Puerto Rico (ASPR), in collaboration with the Cannabis Doctors of Puerto Rico, conducted a certification program for doctors to obtain the Health Department (HD) license and recommended medicinal cannabis to nearly 200,000 patients. Accordingly, and considering that Puerto Rico is an island with a population of 3.5 million, the Company believes that there is a potential market of 200,000 patients, or 6% of Puerto Rico’s current population. In addition, there is a potentially very large market opportunity presented by the burgeoning tourist industry. If only 2% of the tourists visiting Puerto Rico purchase medical marijuana, that would add another 200,000 patients on an annual basis or an average of approximately 18,000 patients per month.

We believe our initial locations present significant revenue potential and growth opportunity. We have strategically picked our initial locations based on the following factors: population density, disposable income, and proximity to commercial and districts tourist destinations.

California – Market Opportunity

California is the most populous state in the United States with a population of 39.3 million residents. California’s $2.67 trillion economy is larger than any other state. If it were a country, it would be the fifth largest economy in the world. In 2016, Proposition 64 was passed allowing the use of medicinal cannabis, and effective January 1, 2018, it became legal for adult recreational use. Proposition 64 legalized commercial cultivation and sale of cannabis in California for medical use as of the date of passage. All cannabis activity is exclusively controlled through registration and permitting by local governments, and then the State issues the final operating license.

According to visitcalifornia.com, in 2017, California’s tourism experienced an eighth straight year of growth, setting a new record for visitor spending at $132.4 billion. According to BDS Analytics, 2018 sales of cannabis products in California were approximately $2.5 billion, making California the leading state in cannabis sales.

Medical Cannabis Market

The last five years have seen a dramatic shift in public opinion on medical marijuana, which is reflected in the direction of individual states toward legalization. A Quinnipiac University Poll published on March 6, 2019 showed 93% of registered voters in the United States support the use of medically prescribed cannabis. Thirty-three states and Washington, D.C., have enacted medical cannabis laws. According to marijuanapolicyproject.com, as of December 3, 2018, there are approximately 2.6 million registered medical marijuana patients within these states. The five states with the largest known current medical marijuana patient populations are: Arizona, California, Colorado, Florida, Michigan and New York.

Cannabis is used for medicinal purposes and has proven to be an effective treatment for pain relief, inflammation and a number of other medical disorders. According to an IBISWorld report, new medical research and changing public opinion have boosted industry growth.

Doctors may prescribe ‘legalized’ medical cannabis in approved states where patients can receive a “recommendation” from a state-approved and licensed physician for the treatment of certain conditions specified by the state. Medical cannabis is being used to treat severe or chronic pain, inflammation, nausea and vomiting, neurologic symptoms (including muscle spasticity), glaucoma, cancer, multiple sclerosis, post-traumatic stress disorder, anorexia, arthritis, Alzheimer’s, Crohn’s disease, fibromyalgia, ADD, ADHD, Tourette’s syndrome, spinal cord injury and numerous other conditions. Cannabis oil has also been proven effective in treating epileptic seizures in children.

Recreational Cannabis Market

Ten states have legalized recreational cannabis – Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, Washington, plus Washington, D.C. In November 2012, Colorado voters legalized recreational marijuana use. This history-changing legislation created a window of opportunity for the commercialization and state taxation of a plant group that has, until recently, been virtually untouchable and set the wheels in motion for other states to follow. In July of 2014, Washington State launched its recreational program, while Oregon and Alaska and the District of Columbia voted to introduce recreational programs commencing in 2015. In November 2016, California, Maine, Massachusetts, and Nevada all passed ballot initiatives for the legalization of recreational cannabis. In January 2018, Vermont passed a bill legalizing recreational marijuana use, becoming the first state to legalize marijuana legislatively. In November 2018, Michigan passed a ballot initiative for the legalization of recreational cannabis, which took effect in December 2018. A Quinnipiac University Poll published on March 6, 2019 showed that 60% of registered voters in the United States support the legalization of marijuana.

Competition

We face significant competition in all aspects of our business. Specifically, we face competition from a number of companies that operate dispensaries, growing facilities and extraction facilities in the legal cannabis market within the United States and U.S. territories.

While such competition exists within the industry as a whole, there is limited competition in Puerto Rico. Currently, there are only fifty-four dispensaries with approved licenses in Puerto Rico.

We also anticipate additional competition from the unauthorized sale and purchase of cannabis through the “black market” in Puerto Rico and California. Black market competition in Puerto Rico is estimated by the government at $200 million annually. While we deem the “black market” to be a major competitor, we believe, although no assurance can be given, that we can increase our market share by offering a greater variety of product at competitive prices and reduce risks for consumers.

Competitive Strengths

The Chief Scientist of Spirulinex, Sarah Rodriguez, is a leading researcher with experience in strain development and metabolic engineering for terpene production, restructuring of carbon metabolic fluxes, cellular metabolic analysis, bio-separation, and fermentation engineering. She holds a PhD from the University of California, Berkeley.

We believe that consumers generally choose their dispensary based on several factors, including proximity to where they live and work, price, quality, variety and the overall service experience. We believe that our advantage stems from our relationships with our supplier. Our supplier, who operates a state-of-the art facility, has over 36 strands available and can produce up to 2,000 pounds a week. Our supplier, the largest in Puerto Rico in total production capacity, has agreed to sell products to us at reduced prices which we believe will allow us to achieve 75% gross margins, all while maintaining a major price advantage over competitors.

We also believe that we possess certain other competitive strengths and advantages in the industries in which we intend to operate:

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

Regulatory Compliance. The state laws regulating the cannabis industry are changing at a rapid pace. Currently, there are 33 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico that have created a legislative body to manage the medical cannabis industry. Ten of those states also allow recreational use. We intend to take such steps necessary to ensure that all aspects of our operations are in compliance with all laws, policies, guidance and regulations to which we are subject and providing an opportunity to our customers and allies to use our services in order to ensure that they, too, are in full compliance are both critical components of our business plan.

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

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance under the CSA and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in states or territories that allow cannabis use recreationally and medicinally, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this filing, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Farr Amendment to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. The Rohrabacher-Farr Amendment is effective through April 28, 2017, but as an amendment to an appropriations bill, it must be renewed annually. As of the date of this Form 10-K, it has been renewed through September 30, 2019. The Compassionate Access Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) has been introduced in the U.S. Senate, which proposes to reclassify cannabis under the CSA to Schedule II, thereby changing the plant from a federally criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

As of the date of this filing, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been enacted. However, the Rohrabacher-Farr Amendment has been renewed as part of an omnibus spending bill, in effect through September 30, 2019.

Furthermore, on January 4, 2018, the now former U.S. Attorney General, Jeff Sessions, issued the Sessions Memo, stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that given the Justice Department’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all of our work with our law enforcement partners throughout Colorado.”

The current U.S. Attorney General, William Barr, has signaled that he might be taking a different approach towards interfering with state medical marijuana laws than his predecessor Jeff Sessions. Mr. Barr was confirmed as the U.S. Attorney General on February 14, 2019. During his confirmation hearing on February 15, 2019, Mr. Barr addressed the conflict between federal and state cannabis policies, stating that his approach would be “not to upset settled expectations and the reliant interests that have arisen as a result of the Cole memorandum.” Mr. Barr went even further, stating that “to the extent that people are complying with the state laws—distribution and production and so forth—[the DOJ is] not going to go after that.” Despite the possibilities of a more relaxed approach, Mr. Barr voiced his desire for clarity and uniformity on the issue and preference that the United States has a federal law that prohibits marijuana everywhere.

It is unclear at this time whether the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. As of the date of this Form 10-K, we have provided products and services to state-approved cannabis cultivators and dispensary facilities, as well as operating our own dispensary, manufacturing and extraction facilities. As a result, we could be deemed to be aiding and abetting or directly engaging in illegal activities, a violation of federal law. We may be irreparably harmed by a change in enforcement policies of the federal government.

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

Licensing and Local Regulations

Where applicable, we will apply for additional state licenses that are necessary to conduct our business in compliance with local laws. Local laws at the city, county and municipal levels add a layer of complexity to legalized cannabis. Despite a state’s adoption of legislation legalizing cannabis, cities, counties and municipalities within the state may have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail or consumption.

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

The legal cannabis industry has evolved considerably over the past 3-5 years. We believe the industry has reached the tipping point for legalization through pressure from citizens’ groups in individual states for the legalization of medical and/or recreational marijuana. As reported by Pew Research Center in April 2015, nearly half (49%) of Americans say they have tried marijuana.

A Quinnipiac University Poll published on March 6, 2019 showed 93% of registered voters in the United States support the use of medically prescribed cannabis and that 60% support the legalization of marijuana use.

Millennials (currently 18-34) have been in the forefront of legalization support: 85% favor legalizing marijuana use, by far the highest percentage of any age group. 63% of voters ages 35-49 and 59% of voters ages 50-64 support the legalization of marijuana use. Voters over 65 years old are more divided on the topic, with 44% in support of the legalization of marijuana use.

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

●	Medical Cannabis Legalization - 33 states have legalized medical marijuana, plus Washington, D.C. and the U.S. territories of Guam and Puerto Rico

●	Recreational Cannabis Legalization - 10 states (AK, CA, CO, ME, MA, MI, NV, OR, VT, WA) plus Washington, D.C. have passed laws that allow for adult recreational use of marijuana

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

The CBD Industry

Market Opportunity

According to the Brightfield Group (“Brightfield”), the hemp-derived CBD market will reach sales of $22 billion by 2022, as compared to $591 million in 2018. According to Brightfield, the main drivers of growth would be:

●	Increased investment.
●	The popularity of hemp CBD versus pharmaceutical products as wellness trends continue.
●	The evolution of distribution channels.
●	The expansion of the offering – driven by more product types and constant innovation.

According to Brightfield, 55% of CBD users purchase their CBD products at storefront dispensaries, 31% through local delivery services, and 17% online. Most of the remainder of CBD products are sourced from friends, dealers and cooperatives (8-9% each). Among CBD users, 80% use CBD products at least once a week, and about 41% use them every day. Approximately 4% of CBD consumers are occasional users, turning to CBD products less than once a month. Over half of CBD users have bought 1-2 CBD products over the last two weeks, and roughly 17% have bought 3 or more over the same time period. CBD users tend to enjoy having low or micro-doses of CBD (10 mg or less), once or twice per day.

According to Brightfield, the demographic age of CBD users are as follows: the largest group (nearly one third) between ages 35 and 49, and the 26-34 and 50-64 age, ranges each making up 20-25% of the market. Among CBD users, hemp-derived CBD users lean slightly older, more likely to fall into the 50-64 age range, and less likely to fall into the 26-34 age range. In general, significantly more CBD users are female (55%) than male (44%), with that figure being driven up by hemp-derived CBD users, 59% of whom were female. CBD users reflect the general population in terms of income, but within their ranks, slightly more hemp-derived CBD users fall into the lower-income groups (employed but making less than $40K). CBD users are generally well-educated - only 1.3% have not (yet) received their high school diplomas, whereas 15.4% have a graduate or post-grad degree completed. Nearly half of CBD users have a Bachelor’s Degree or beyond. CBD users are the most likely to be married – with 43% having spouses. At least 37% are married among all respondents, and this is the most common status. Just over 30% of CBD users are single.

Target Markets

Among consumers that we believe will purchase our CBD products, Management will target customers with the following demographic profile when implementing its marketing campaigns:

a)	Medical practices such as orthopedic, podiatry and chiropractors;
b)	Retail locations such as convenience stores, grocery stores and gas stations;
c)	Individuals with inflammation, anxiety, stress, sleep disorders and aches and pains; and
d)	Pet owners.

Distribution of Products

Our CBD products are currently available for sale at our various Pure and Natural locations and on our website GetPureandNatural.com. We have started setting up display boxes in medical offices, convenience stores and gas stations in the Dallas and Nashville areas.

Competitive Overview

Given the rapid growth of the U.S. CBD oil industry, hundreds of companies have entered the market. Consequently, the market is becoming highly competitive and we believe to compete in the market requires ensuring the quality and integrity of product offerings. Certain of our competitors have substantially greater financial, distribution, and marketing resources, as well as greater brand awareness than us, and there can be no assurance we will be able to successfully compete.

Competitive Strengths

The Company seeks to be a fully vertically integrated company that manages the production of its products at all stages from seed to extraction to distribution. We believe a fully vertically integrated structure provides us a strong competitive advantage over competitors not similarly situated.

The Difference Between Hemp and Marijuana

Both marijuana and hemp come from the same species of plant called “Cannabis Sativa L.” However, cultivators of the cannabis plant have manipulated it over the years to encourage specific traits to become dominant. Cannabis plants contain unique compounds called cannabinoids. Current research has revealed over 80 different cannabinoids thus far, but management believes THC is the most well-known and is credited with causing the marijuana high. While marijuana plants contain high levels of THC, hemp contains very little of the psychoactive chemical. The foregoing is one of the differences which distinguishes hemp from marijuana.

Hemp was originally cultivated nearly 10,000 years ago in what is modern day Taiwan. Ancient cultivators of the cannabis plant recognized that it was dioecious, meaning that it had dual characteristics. Cultivators grew one variety of the cannabis plant to be tall and durable. This became what we now call industrial hemp. Upon discovering that the flower buds of the cannabis plant had psychoactive effects, cultivators began separating the hemp plants from the flowering plants in order to isolate their “medicinal” characteristics.

Scientifically, we now know that industrial hemp plants tend to produce high levels of the cannabinoid CBD, while producing low amounts of THC. Conversely, the marijuana plant produces high THC levels and low CBD levels. This chemical difference dictates the way we use the cannabis plant for medicinal and dietary supplemental purposes.

Federal Legislative Overview

Cannabidiol, or CBD, that is derived from industrial hemp plants — like the CBD used in all products currently being produced or to be produced by Bespoke Extracts — is deemed by the FDA to be a dietary supplement, not a medication or food product. Consequently, in the U.S., no prescription is required to obtain CBD and it can be legally purchased and consumed in all 50 states (and in 40 countries around the world) unless a state adopts a specific law against its use.

In December 2016, the Department of U.S. Drug Enforcement Administration (“DEA”) implemented a new rule that declared CBD as a Schedule I drug, meaning it has “no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision and a high potential for abuse.” While numerous industry insiders expressed concerns about the DEA’s ruling, it is widely believed that the agency would struggle to make CBD illegal under current laws, thanks to multiple protections put in place by Congress as part of the 2014 Farm Bill. Moreover, subsequent additions to the 2015 and 2016 Congressional Appropriations Act prohibit the DEA from going after the products produced under these programs. Moreover, the most recent version of the legislation to legalize growing hemp was introduced in April 2018, with Senate Majority Speaker Mitch McConnell as the primary sponsor, which quickly evolved into the Senate’s Agriculture Improvement Act of 2018 (2018 Farm Bill). On December 3, 2018, House and Senate leaders announced that they had come to an agreement on the reconciled version of the 2018 Farm Bill, which – for the first time ever – includes a provision to lift the federal government’s longstanding ban on the commercial production of industrial hemp. It also amends the Federal Controlled Substance Act of 1970 so that industrial hemp containing no more than 0.3% delta-9 tetrahydrocannabinol (“THC”) is no longer classified as a Schedule I prohibited substance. The 2018 Farm Bill was approved on December 12, 2018.

The Company’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the 2018 Farm Bill removed “hemp,” as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” As a result of the passage of the 2018 Farm Bill, and since the Company believes that its CBD products contain parts of the cannabis plant with a THC concentration of not more than 0.3 percent on a dry weight basis, the Company believes that its CBD products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because the Company believes that its CBD products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that the Company would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC. The Company’s CBD products contain no trace of THC at all.

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that the Company’s CBD products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures ; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of applicable law; (vi) a procedure for submitting the information , as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi).” Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 tetrahydrocannabinol concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of applicable law; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that the Company’s CBD products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

Furthermore, the Company’s CBD products are subject to the application of laws relating to health and safety of our products. Specifically, the Company’s CBD products may be governed by the Federal Food Drug and Cosmetic Act (FD&C Act) as a drug. The FD&C Act is intended to assure the consumer, in part, that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FD&C Act and FDA regulations define the term drug, in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet websites, promotional pamphlets, and other marketing material), that is claimed to be beneficial for such uses will be regulated by FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. The FD&C Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body...for cleansing, beautifying, promoting attractiveness, or altering the appearance.” See FD&C Act, sec. 201(i). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, cleansing shampoos, permanent waves, hair colors, and deodorants, as well as any substance intended for use as a component of a cosmetic product. Under the FD&C Act, cosmetic products and ingredients, with the exception of color additives, do not require FDA approval before they go on the market. Drugs, however, must generally either receive premarket approval by FDA through the New Drug Application (NDA) process or conform to a “monograph” for a particular drug category, as established by FDA’s Over-the-Counter (OTC) Drug Review. These monographs specify conditions whereby OTC drug ingredients are generally recognized as safe and effective, and not misbranded. Certain OTC drugs may remain on the market without an NDA approval until a monograph for its class of drugs is finalized as a regulation. However, once FDA has made a final determination on the status of an OTC drug category, such products must either be the subject of an approved NDA (see FD&C Act, sec. 505(a) and (b), or comply with the appropriate monograph for an OTC drug.

Additionally, it’s unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January of 2018, the New York City Department of Health banned the sale of CBD-infused food products. As of the date hereof, legislators are calling on the FDA to provide guidance on legal pathways for food products infused with CBD to be sold.

Employees

As of April 16, 2019, we have five full-time employees, two part-time employees and nine full-time consultants/independent contractors. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Currently, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

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

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has been renewed as part of an omnibus spending bill, in effect through September 30, 2019.

Furthermore, on January 4, 2018, the now former U.S. Attorney General, Jeff Sessions, issued a written memorandum (the “Sessions Memo”) to all U.S. Attorneys stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that given the Justice Department’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

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

The current U.S. Attorney General, William Barr, has signaled that he will be taking a different approach towards interfering with state medical marijuana laws than his predecessor Jeff Sessions. Mr. Barr was confirmed as the U.S. Attorney General on February 14, 2019. During his confirmation hearing on February 15, 2019, Mr. Barr addressed the conflict between federal and state cannabis policies, stating that his approach would be “not to upset settled expectations and the reliant interests that have arisen as a result of the Cole memorandum.” Mr. Barr went even further, stating that “to the extent that people are complying with the state laws—distribution and production and so forth—[the DOJ is] not going to go after that.” Despite the more relaxed approach, Mr. Barr voiced his desire for clarity and uniformity on the issue and preference that the United States have a federal law that prohibits marijuana everywhere.

It is unclear at this time whether the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we intend to do so in the future, and thus we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. At such time, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

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

Our business plan involves the acquisition or opening of additional dispensaries with the goal of operating five (5) locations within the next 12 months. We anticipate that we will need additional capital in the future to fully execute our business plan. However, there can be no assurance that we will be able to obtain financing on agreeable terms, if at all, and any future sale of our equity securities will dilute the ownership of our existing stockholders and could be at prices substantially below the price of the shares of common stock sold in the past. If we are unable to obtain the necessary capital, we may need to delay the implementation of, or curtail our business plan.

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

Recent hurricanes in Puerto Rico have significantly impacted government operations and infrastructure, causing a disruption in economic activity. These adverse effects could delay completing construction of our Old San Juan location, as well as the issuance of the requisite operating license from the Department of Health of Puerto Rico in order to commence operations. Our construction site did not suffer any substantial damage. As of the date of this Form 10-K, we have completed construction on all of our dispensary locations in Puerto Rico except for our Old San Juan and Condado locations and we anticipate commencing construction on both location during the third quarter of 2019. However, there can be no assurance that we will complete construction, receive the requisite operating licenses or even commence operations at the Old San Juan and Condado locations during such time.

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

Notwithstanding the CSA, as of the date of this filing, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

The Company’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products.

The Company’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) removed “hemp,” as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” As a result of the passage of the 2018 Farm Bill, and since the Company believes that its CBD products contain parts of the cannabis plant with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis, the Company believes that its CBD products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because the Company believes that its CBD products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that the Company would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC.

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that the Company’s CBD products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures ; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of applicable law; (vi) a procedure for submitting the information , as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi).” Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 tetrahydrocannabinol concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of [applicable law]; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that the Company’s CBD products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

Laws and regulations affecting the hemp industry are constantly changing, which could detrimentally affect our proposed operations in the event that the Company’s CBD products become subject to such regulation.

Local, state and federal laws and regulations relating to hemp-based products are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan in the event that the Company’s CBD products become subject to such regulation. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations in the event that the Company’s CBD products become subject to such regulation. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business in the event that the Company’s CBD products become subject to such regulation.

The Company’s CBD products may become subject to the application of laws relating to health and safety of our products.

The Company’s CBD products are subject to the application of laws relating to health and safety of our products. Specifically, the Company’s CBD products may be governed by the Federal Food Drug and Cosmetic Act (FD&C Act) as a drug. The FD&C Act is intended to assure the consumer, in part, that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FD&C Act and FDA regulations define the term drug, in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet websites, promotional pamphlets, and other marketing material), that is claimed to be beneficial for such uses will be regulated by FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. The FD&C Act defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body...for cleansing, beautifying, promoting attractiveness, or altering the appearance.” See FD&C Act, sec. 201(i). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, cleansing shampoos, permanent waves, hair colors, and deodorants, as well as any substance intended for use as a component of a cosmetic product. Under the FD&C Act, cosmetic products and ingredients, with the exception of color additives, do not require FDA approval before they go on the market. Drugs, however, must generally either receive premarket approval by FDA through the New Drug Application (NDA) process or conform to a “monograph” for a particular drug category, as established by FDA’s Over-the-Counter (OTC) Drug Review. These monographs specify conditions whereby OTC drug ingredients are generally recognized as safe and effective, and not misbranded. Certain OTC drugs may remain on the market without an NDA approval until a monograph for its class of drugs is finalized as a regulation. However, once FDA has made a final determination on the status of an OTC drug category, such products must either be the subject of an approved NDA (see FD&C Act, sec. 505(a) and (b), or comply with the appropriate monograph for an OTC drug.

Additionally, it’s unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January of 2018, the New York City Department of Health banned the sale of CBD-infused food products. As of the date hereof, legislators are calling on the FDA to provide guidance on legal pathways for food products infused with CBD to be sold. Therefore, until the FDA provides guidance, restaurants may become hesitant to purchase CBD additives and CBD-infused food products.

The Company may face significant competition from companies that serve its industries.

The CBD products industry is subject to intense competition. The Company will be competing for customers with competitors who have greater financial and marketing resources, which would allow them to expand and improve their marketing efforts in ways that could affect the Company’s ability to effectively compete in this market. If the Company is unable to compete successfully, its financial performance may be adversely affected.

The Company is subject to the potential factors of market changes.

The business of the Company will be significantly impacted by the performance of the CBD products industry and may experience more volatility and be exposed to greater risk than a more diversified business.

Negative press from having a hemp or cannabis-related line of business could have a material adverse effect on our business, financial condition, and results of operations.

There is a misconception that hemp and marijuana, which both belong to the cannabis family, are the same thing, but industrial hemp is roughly defined as a cannabis plant with not more than 0.3 percent THC content on a dry-weight basis. Any hemp oil or hemp derivative we use will comport with this definition of less than 0.3% THC. Despite this, we may still receive negative attention from the press, business clients, or partners, grounded in these broad misconceptions, and this in turn can materially adversely affect our business.

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company’s common stock is quoted on the OTCQB Market under the symbol “GSRX”. There is a significant risk that if an active trading market develops for the Company’s stock, the Company’s stock price may fluctuate dramatically in response to any of the following factors, some of which are beyond our control:

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

Peach Management LLC currently beneficially owns one thousand (1,000) shares of Series A Preferred Stock which entitles it to 51% of the voting power. In addition, pursuant to the Certificate of Designation for of the Series A Preferred Stock, the Company is prohibited from designating any other class or series of preferred stock without first obtaining prior approval from the holder of the Series A Preferred Stock. Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at Building No. 3, P.R. 696, int. Jose Efron Ave., Dorado, PR 00646. We have leases at the following locations:

Location	Monthly Rent	Description
Fajardo, Puerto Rico	$3,216	● 2,774 square feet
Carolina, Puerto Rico	$4,725	● 2,500 square feet
Dorado, Puerto Rico	$6,052	● 1,900 square feet
San Juan, Puerto Rico	$1,600	● 1,500 square feet
Isla Verde, Puerto Rico	$2,850	● 1,800 square feet
Hato Rey, Puerto Rico	$1,680	● 1,150 square feet
Bayamon, Puerto Rico	$3,000	● 3,000 square feet
Point Arena, California	$1,200	● 800 square feet
Nashville, Tennessee	$2,999	● 1,245 square feet
San Juan (Condado), Puerto Rico	$6,000	● 2,200 square feet
Guaynabo, Puerto Rico	$3,800	● 1,300 square feet
San Juan (Old San Juan), Puerto Rico	$7,000	● 2,000 square feet
San Francisco (Apt), CA	$4,553	● 1,200 square feet
Mansfield, Texas	$900	● 1,500 square feet
San Juan, Puerto Rico	$1,800	● 225 square feet
Clarksville, Tennessee	$2,500	● 50 square feet
Nashville, Tennessee	$7,365	● 2,525 square feet
Palm Springs, California	$6,000	● 4,500 square feet
Lakeway, Texas	$3,881	● 1,725 square feet
Oakland, CA	$56,250	● 25,000 square feet
Caguas, Puerto Rico	$2,800	● 1,200 square feet
San Francisco, CA	$15,000	● 4,500 square feet

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB of the OTC Markets, Inc. under the symbol “GSRX”. The following table sets forth the high and low closing quotations for our common stock for each quarterly period within the two most recent fiscal years. There has been minimal reported trading to date in the Company’s common stock.

The following table sets forth the high and low closing quotations for our common stock on the OTCQB for the periods shown. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter ended	High	Low
March 31, 2019	$1.28	$1.10
December 31, 2018	$2.12	$1.11
September 30, 2018	3.62	1.44
June 30, 2018	5.75	2.05
March 31, 2018	5.75	3.82
December 31, 2017	$12.00	$4.75
September 30, 2017	19.00	6.75
June 30, 2017	16.05	0.96
March 31, 2017	0.96	0.75

As of April 15, 2019, our common stock had a closing price of $1.40 per share.

Holders

As of April 16, 2019, there were 59,086,236 shares of our Common Stock issued and outstanding. There were 128 stockholders of record at this time.

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

Recent Sales of Unregistered Securities

June 2018 Offering

On June 7, 2018, the Company entered into a subscription agreement (the “June Agreement”) with selected accredited investors (the “Investors”). Pursuant to the terms of the June Agreement, the Company offered in a private placement (the “June Offering”) common stock, par value $0.001 per share (the “Shares”) at a purchase price of $3.50 per share.

In the June Offering, the Company issued a total of 738,504 Shares for total gross proceeds of $2,584,764.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

July 2018 Offering

On July 18, 2018, the Company entered into a subscription agreement (the “July Agreement”) with selected accredited investors (the “Investors”). Pursuant to the terms of the July Agreement, the Company offered in a private placement (the “July Offering”) common stock, par value $0.001 per share (the “Shares”) at a purchase price of $2.50 per share.

In the July Offering, the Company issued a total of 190,000 Shares for total gross proceeds of $475,000.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

October 2018 Offering

On October 5, 2018, the Company entered into a subscription agreement (the “October Agreement”) with selected accredited investors (the “Investors”). Pursuant to the terms of the October Agreement, the Company agreed to issue and sell in a private placement (the “October Offering”) units (each, a “Unit” and collectively, the “Units”) at a purchase price of $1.25 per Unit, each consisting of: (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) a warrant to purchase such number of shares of common stock equal to 50% of the number of Shares to be issued to each Investor under the Subscription Agreement (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $2.50 per share, subject to adjustment as provided in the Warrant agreement (the “Warrant Agreement”).

In the October Offering, the Company sold a total of 1,035,600 Units for total gross proceeds of $1,294,500. As a result, the Company issued to the investors a total of 1,035,600 Shares and 517,800 Warrants.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

March 2019 Offering

On March 6, 2019, the Company entered into a subscription agreement (the “March Agreement”) with selected accredited investors (the “Investors”). Pursuant to the terms of the March Agreement, the Company agreed to issue and sell in a private placement (the “March Offering”) units (each, a “Unit” and collectively, the “Units”) at a purchase price of $1.25 per Unit, each consisting of: (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) a warrant to purchase such number of shares of common stock equal to 33% of the number of Shares to be issued to each Investor under the Subscription Agreement (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of two (2) years at an exercise price per share equal to $1.75 per share, subject to adjustment as provided in the Warrant agreement (the “Warrant Agreement”).

In the March Offering, the Company sold a total of 621,600 Units for total gross proceeds of $777,000. As a result, the Company issued to the investors a total of 621,600 Shares and 207,200 Warrants.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

Consultant Issuances

During the year ended December 31, 2018, the Company issued an aggregate of 2,820,995 shares of common stock, par value $0.001 per share, to consultants for services rendered.

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

Unless the context indicates or suggests otherwise, references to “we,” “our,” “us,” the “Company,” or “GSRX” refer to GSRX Industries Inc., a Nevada corporation, individually, or as the context requires, collectively with its consolidated subsidiaries.

GSRX Industries Inc. was incorporated in Nevada under the name “Cyberspace Vita, Inc.” on November 7, 2006. The Company’s original business plan was to create and conduct an online business for the sale of vitamins and supplements; however, Cyberspace never generated any meaningful revenues. On May 5, 2008, Cyberspace discontinued its prior business and changed its business plan.

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

On May 12, 2017, the Company changed its name from “Cyberspace Vita, Inc.” to “Green Spirit Industries Inc.” On June 22, 2018, the Company changed its name from “Green Spirit Industries Inc.” to “GSRX Industries Inc.”

As of the date of this Report, we have financed operations through a combination of equity financings including net proceeds from the private placements of stock. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements until the end of 2019, at which point we anticipate nearing or reaching cash-flow breakeven. See “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2018 Compared to December 31, 2017

The following table summarizes the results of our operations during the fiscal years ended December 31, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/18 (audited)	12/31/17 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$2,681,530	$0	$2,681,530	100.0%
Operating expenses	18,920,806	26,082,960	(6,550,322)	25.1%
Interest expense	0	0	0	0.0%
Net loss	(16,239,276)	(26,082,960)	9,843,684	37.7%
Loss per share of common stock	$(.37)	$(1.33)	$.96	72.2%

We incurred a net loss of $16,239,276 for the fiscal year ended December 31, 2018 as compared with a net loss of $26,082,960 for the fiscal year ended December 31, 2017. The loss is primarily due to expenses incurred as operations of dispensaries began in 2018 and stock based compensation. The loss was also decreased by revenues from the beginning of operations.

Net Cash Used in Operating Activities

We used $5,443,373 in operating activities during the year ended December 31, 2018. The use of cash was primarily a result of the net loss of $4,939,770, which is the net loss of $16,239,276 less the shared based compensation of $11,299,506. In addition, we used $650 for prepaid expenses, $37,090 in accounts receivable and $877,475 for inventory and prepaid inventory. The use of cash was offset by the increase in accounts payable of $499,424 and accrued expenses of $1,464.

Net Cash Used in Investing Activities

We used $4,757,629 in investing activities during the year ended December 31, 2018. We used $392,251for deposits, $2,662,023 for fixed assets, $309,300 to purchase the legal rights, permits and pre-qualified licenses of one medical cannabis dispensary, and $858,388 for Patent Application Costs.. We paid $535,667 for interim payments to a contractors for construction costs of three dispensaries, a grow facility, manufacturing facility and retail store.

Net Cash From Financing Activities

We received $5,170,764 from financing activities. We received $4,819,764 from proceeds for the issuance of common stock and warrants. In addition, we received proceeds of $100 from an advance payable and $350,900 from capital contributed by non-controlling interests.

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 9 to the Financial Statements.

Liquidity and Capital Resources

As of December 31, 2018, we had $1,313,645 cash on hand compared to $6,758,018 as of December 31, 2017. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

During 2018, we have financed our operations during the year through proceeds from offerings conducted by the Company in the amount of $4,819,764.

As of December 31, 2018, GSRX had $8,600,645 of total assets, a working capital surplus of $1,525,008 and an accumulated equity of 7,474,354. Its operating activities used $5,444,373 in cash for the fiscal year ended December 31, 2018. GSRX earned $2,681,530 of revenues during the fiscal year ended December 31, 2018.

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

Plan of Operations

We have generated limited revenues from our current business operations of selling medical cannabis and cannabis products and limited revenues from our sale of CBD products. We currently operate five (5) dispensaries in Puerto Rico and one (1) in California, one (1) CBD kiosk and we have wholesale revenues and online sales. We expect to complete construction at and receive the necessary licensing to begin operations for three Puerto Rico dispensaries and two CBD retail stores in second quarter 2019, the manufacturing and distribution businesses in Point Arena are expected to begin operations in the third quarter of 2019 and two Puerto Rico dispensaries and one California dispensary are expected to begin operations by fourth quarter 2019.

Over the next 12 months, we plan to continue identifying, purchasing and operating medical cannabis dispensaries. We currently operate 6 locations and expect to operate at least 5 additional locations by the end of 2019. Our current fixed overhead is approximately $110,000 per month. We anticipate fixed overhead increasing when the dispensaries begin operations. We expect that we will need up to an additional $1.25 million to complete development and operate five more locations in the next 12 months. If necessary, the Company expects to raise additional equity capital to complete the development of the dispensaries in Puerto Rico and California and the manufacturing and distribution businesses in Point Arena.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of all of our directors and executive officers as of April 16, 2019. Our Board of Directors is currently comprised of three members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Positions Held

Leslie Ball	73	Chief Executive Officer, Director

Christian Briggs	52	Executive Chairman

Dr. Harlan R. Ribnik	66	Director

Steven W. Farkas	50	Director

Thomas Gingerich	58	Chief Financial Officer, Secretary

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

Christian Briggs is Executive Chairman of our board of directors. Mr. Briggs, co-founded Cinsay Inc. (“Cinsay”) in 2007, which is engaged in the development of an interactive advertising, marketing and e-commerce video platform. From 2009 to 2016, Mr. Briggs served as Chairman of the board of directors and Chief Executive Officer Cinsay. While Chief Executive Officer, Mr. Briggs raised in excess of $130 million of institutional and venture capital funds to build out the online interactive video platform. In addition, Mr. Briggs was the leading intellectual property scientist, where he worked directly with the company’s intellectual property team and its attorneys in both the United States and overseas. With Mr. Brigg’s extensive experience in company development, executive leadership and knowledge of intellectual property, the board believes he will complement our board of directors.

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

The table below shows the compensation for services in all capacities we paid during the years ended December 31, 2018 and 2017 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)	Option Awards		All Other Compensation			Total

Leslie Ball	2017	32,500	-	$2,525,600	$			$-		$2,558,100
Chief Executive Officer	2018	$240,000		$1,876,250	$		$			$2,116,250

Thomas Gingerich	2017	85,000		$1,485,500				-		1,570,500
Chief Financial Officer and Secretary	2018	$185,000		$2,931,500						3,116,500

Christian Briggs	2017			$4,608,211		-		$75,000	[2]	$4,683,211
Executive Chairman	2018			$4,054,300		-		$222,500	[2]	$4,266,800

1.	The amount in this column reflects the grant date fair value of stock granted in 2018, computed in accordance with FASB Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation.
2.	In 2017, the Company paid $75,000 to Peach Management LLC, an entity controlled by Christian Briggs, as consideration for consulting services rendered to the Company. In 2018, the Company paid $212,500 to Peach Management LLC and $10,000 to Dorado Consulting LLC as consideration for consulting services rendered to the Company. Dorado Consulting LLC is an entity controlled by Christian Briggs.

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

Thomas Gingerich. On March 27, 2018, the Company entered into an Executive Consulting Agreement with Thomas Gingerich, the Company’s Chief Financial Officer and Secretary (the “Gingerich Consulting Agreement”). Pursuant to the Gingerich Consulting Agreement, the Company engaged Mr. Gingerich to provide such services and to perform such duties and functions customarily performed by, and to have all the responsibilities customary to, the role of Chief Financial Officer and Secretary of the Company and any of its subsidiaries, as more fully described in the Gingerich Consulting Agreement. The Gingerich Consulting Agreement shall be effective as of January 1, 2018, in accordance with the terms therein. Pursuant to the Gingerich Consulting Agreement, Mr. Gingerich received a monthly cash fee of $17,500 payable in accordance with the Company’s standard practices. On July 24, 2018, the Company and Mr. Gingerich amended the Gingerich Consulting Agreement (the “A&R Gingerich Consulting Agreement”), pursuant to which Mr. Gingerich’s compensation was amended to a monthly cash fee of $10,000 per month, payable in accordance with the Company’s standard practices, as well as 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly. The A&R Gingerich Consulting Agreement further provides that Mr. Gingerich shall be entitled to receive bonus compensation from time to time as shall be determined in the sole discretion of the Board

Each of Mr. Ball and Mr. Gingerich performed their executive and financial duties for the Company since March 17, 2017. During the year ended December 31, 2018, the CEO and CFO were paid $240,000 and $185,000, respectively.

Consulting Agreement with Dorado Consulting LLC

On January 1, 2018, we entered into a consulting agreement with Peach Management LLC (“Peach”), an entity controlled by Christian Briggs, pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan (the “Peach Agreement”). In consideration of Peach’s services, the Company agreed to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 12, 2018, the Board of Directors increased the amount payable monthly to $25,000 to Peach. On July 24, 2018, the Company and Peach amended the Peach Agreement to provide for compensation in consideration of the Consulting Services as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately. Peach was paid $212,500 in 2018.

On, November 28, 2018, we executed a Consent to Assignment with Peach and Dorado Consulting LLC (“Dorado”), pursuant to which Peach assigned its rights under the Peach Agreement to Dorado. Dorado is an entity controlled by Christian Briggs. Dorado was paid $10,000 in 2018.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

2018 Director Compensation Table

Below is a table disclosing the compensation paid to our Directors for the year ended December 31, 2018

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1)		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Leslie Ball	$				-	-	-	-
Christian Briggs	$					-	-	-
Harlan Ribnik	$		$155,875	(2)		-	-	-	$155,875
Steven Farkas		$12,000	$155,875	(3)		-	-	-	$167,875

1.	The amount in this column reflects the grant date fair value of stock granted in 2018, computed in accordance with FASB Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation.
2.	During the year ended December 31, 2018 the Company issued 32,556 shares to Dr. Harlan Ribnik, pursuant to the letter agreement, dated February 12, 2018, entered into by and between the Company and Dr. Ribnik. In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.
3.	During the year ended December 31, 2018 the Company issued 32,556 shares to Steven Farkas, pursuant to the letter agreement, dated February 12, 2018, entered into by and between the Company and Mr. Farkas. In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Exchange Agreement of this report by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of April 16, 2019. Unless otherwise indicated, the address of all listed stockholders is c/o GSRX Industries Inc., Building No. 3, P.R. 696, int. Jose Efron Ave. Dorado, PR 00646.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock*
Directors and Officers:

Leslie Ball	822,500	(1)	1.39%

Thomas Gingerich	474,889	(1)	.80%

Harlan R. Ribnik	33,920		.05%

Steven W. Farkas	33,920		.05%

Christian Briggs	16,767,431	(3)(4)	28.38%

All officers and directors as a group (5 persons)	18,132,660		30.69%

Beneficial owners of more than 5%:
Chemesis International, Inc.	11,666,998		19.75%

RACE Holdings, LLC (5)	7,266,557	(6)	12.30%

GSRX Investments, LLC (7)	8,647,581		14.64%

* Based on 59,086,236 shares of Common Stock issued and outstanding as of April 16, 2019.

(1)	Includes warrants to purchase up to 100,000 shares of the Company’s common stock exercisable within 60 days.
(2)	These shares are held in the name of Peach Management, LLC. The Briggs Family 2017 Trust, managing member, holds sole voting and dispositive power over these shares. Mr. Briggs is the Trustee of this Trust.
(3)	Represents 16,767,431 shares of the Company’s common stock and (ii) warrants to purchase up to 3,000,000 shares of the Company’s common stock, exercisable within 60 days.
(4)	Does not include (i) shares of Series A Preferred Stock held by the stockholder, which gives the holder 51% of the voting power of the Company, and (ii) 3,000,000 shares of common stock issuable upon conversion of warrants, which are subject to a 4.99% beneficial ownership blocker.
(5)	Keith Michael Jensen, managing member, holds sole voting and dispositive power over these shares.
(6)	Represents 7,303,834 shares of the Company’s common stock. Excludes warrants to purchase up to 2,193,077 shares of the Company’s common stock, exercisable within 60 days. Such warrants are subject to a 4.99% beneficial ownership blocker.
(7)	Alexander Zhilenkov, managing member, has sole voting and dispositive power over these shares. Mr. Zhilenkov is also a board advisory consultant of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2017, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in Item 11, Executive Compensation.

47

2017

On May 12, 2017 Peach Management LLC, former sole member of Project 1493, LLC and then majority shareholder of the Company, advanced $40,734 to 1493 for various prepaid expenses for professional fees and restoration fees for 1493 to be in compliance with Puerto Rico laws. The Company repaid this amount on May 11, 2017 in connection with the Exchange Agreement.

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

2018

Consulting Agreement

On January 1, 2018, the Company entered into a consulting agreement with Peach Management LLC (“Peach”), then a majority shareholder of the Company, pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan. In consideration of Peach’s services, the Company agrees to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 12, 2018, the Company entered into an amended and restated consulting agreement with Peach, pursuant to which the Company agreed to increase Peach’s monthly payment to $25,000 in connection with his appointment as Chairman of the Board of Directors. On July 24, 2018, the Company and Peach amended the consulting agreement to provide for compensation in consideration of the Consulting Services as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

On, November 28, 2018, we executed a Consent to Assignment with Peach and Dorado Consulting LLC (“Dorado”), pursuant to which Peach assigned its rights under the Peach Agreement to Dorado. Dorado is an entity controlled by Christian Briggs.

Director Independence

Our common stock is listed on the OTCQB; therefore, we are not subject to independent director requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Leslie Ball is not independent due to his position as Chief Executive Officer of the Company, and Christian Briggs is not independent due to his position as Executive Chairman of the Company

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, Turner, Stone & Company LLP, for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2018 and for the review of our interim financial statements for the first, second and third quarters of 2018 are estimated to be $100,000.

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

Tax Fees

There were no tax preparation fees billed for the fiscal years ended December 31, 2018 or 2017.

All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
3.4	Amended and Restated Bylaws of GSRX Industries Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018)
3.5	Certificate of Amendment to GSRX Industries Inc. Articles of Incorporation, dated as of July 12, 2018 and Nevada State Business License dated as of July 12, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2018)
10.1	Share Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.2	Form of Debt Exchange Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.3	Form of Private Placement Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.4	Form of Warrant (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)
10.5	Final Purchasing Agreement between Puerto Rico Industrial Commercial Holdings Biotech Corporation and Project 1493, LLC, dated July 7, 2017 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.6	Carolina Lease Assignment, dated June 15, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.7	Dorado Lease Assignment, dated June 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.8	Final Purchasing Agreement between Good Vibes Distributors, LLC, and Project 1493, LLC, dated July 7, 2017 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.9	Lease Agreement between Olympic Properties, Inc. and Project 1493, LLC, dated July 11, 2017 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.10	Fajardo Lease Assignment, dated July 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017)
10.11	Isla Verde Lease Agreement, dated July 25, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017)
10.12	Long-term Supply Agreement, dated April 18, 2017 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 18, 2017)
10.13	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017)
10.14	Final Purchasing Agreement between Healing Herbs Corporation and Project 1493, LLC, dated December 27, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Company on December 29, 2017)
10.15	Lease Assignment by and among Healing Herbs Corporation, Project 1493, LLC and the Landlord, dated December 27, 2017 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017)

10.16	Form of Subscription Agreement, dated February 23, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018)
10.17	Form of Warrant, dated February 23, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018)
10.18	Form of Asset Purchase Agreement, dated March 3, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2018)
10.19	Amended and Restated Consulting Agreement, by and between Peach Management, LLC and GSRX Industries Inc., dated March 9, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
10.20	Executive Consulting Agreement, by and between Les A. Ball and GSRX Industries Inc., dated March 27, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
10.21	Executive Consulting Agreement, by and between Thomas Gingerich and GSRX Industries Inc., dated March 27, 2018 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
10.22	Deed of Sale – Land (Parcel 8,224), dated May 2, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018)
10.23	Deed of Sale – Building (Parcel 13,906), dated May 2, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018)
10.24	Sublease Agreement, dated May 3, 2018, by and between Sunset Connect Oakland, LLC and CPlex, LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018)
10.25	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018)
10.26	Form of Subscription Agreement, dated July 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2018)
10.27	Form of Amended and Restated Consulting Agreement for Peach Management, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018)
10.28	Form of Amended and Restated Executive Consulting Agreement for Thomas Gingerich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018)
10.29	Final Purchasing Agreement, dated August 22, 2018, by and between Dispensarios 420, LLC and Project 1493, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2018)
10.30	Letter of Intent, dated September 19, 2018, by and between GSRX Industries Inc. and So-Cal MM Patients Association dba The Coughy Shop (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2018)
10.31	Form of Subscription Agreement, dated October 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018)
10.32	Form of Warrant, dated October 5, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101	XBRL (extensible Business Reporting Language). The following materials from GSRX Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dorado, Commonwealth of Puerto Rico, on 16th April, 2019.

GSRX INDUSTRIES INC.

By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 16, 2019	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 16, 2019	By:	/s/ Thomas Gingerich
Thomas Gingerich
Chief Financial Officer and Secretary (Principal Accounting Officer)

Date: April 16, 2019	By:	/s/ Steven W. Farkas
Steven W. Farkas
Director

Date: April 16, 2019	By:	/s/ Christian Briggs
Christian Briggs
Director

GSRX INDUSTRIES INC.

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GSRX Industries Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GSRX Industries Inc. (the “Company”), as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2017.

Dallas, Texas

April 16, 2019

GSRX Industries Inc.

Consolidated Balance Sheets

December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017

Assets

Current Assets
Cash	$1,313,645	$4,645
Cash, held in escrow	-	6,753,373
Accounts Receivable	37,090	-
Inventory	360,460	-
Prepaid Inventory	514,515	-
Prepaid Expenses	23,800	20,650
Total Current Assets	2,249,510	6,778,668

Fixed Assets
Furniture, Fixtures and Equipment	464,832	-
Building, Land and Leasehold Improvements	2,197,191	-
Accumulated Depreciation	(108,421)	-
Total Net Fixed Assets	2,553,602	-
		-
Other Assets
Licenses (Note 5)	812,300	503,000
Deposits	399,551	7,300
Patent Application Costs (Note 8)	1,808,388	-
Construction in Progress (Note 6)	777,294	241,627
Total Other Assets	3,797,533	751,927

Total Assets	$8,600,645	$7,530,595

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$721,939	$222,515
Accrued Expenses	1,463	-
Advances Payable	1,100	1,000
Total Current Liabilities	724,502	223,515

Total Liabilities	724,502	223,515

Commitments and Contingencies (Note 9)

Stockholders' Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 45,235,533 and 40,817,870 issued and outstanding; 799,770 and 0 authorized but not issued; 0 and 77,167 held in in escrow and not issued as of December 31,2018 and 2017, respectively	46,036	40,895
Additional paid-in capital	49,750,553	33,349,144
Retained Deficit	(42,322,236)	(26,082,960)
Equity Attributable to GSRX Industries Inc.	7,474,354	7,307,080
Non-Controlling Interest	401,789

Total Stockholders' Equity	7,876,143	7,307,080

Total Liabilities and Stockholders' Equity	$8,600,645	$7,530,595

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017
Revenues
Revenues	$2,681,530	$-
Cost of Goods Sold	1,538,445
Gross Profit	1,143,085	-

Operating Expenses
Consulting Fees	1,303,413	244,175
General and Administrative	4,267,945	538,974
Professional Fees	1,077,093	442,272
Depreciation Expense	108,421	-
Stock Based Compensation (Note 3)
Consulting Fees	11,299,507	14,082,139
Investor Relations	-	8,093,500
Professional Fees	-	2,681,900
Total Stock based compensation	11,299,507	24,857,539
Total Operating Expenses	18,056,379	26,082,960
Loss from Operations	(16,913,294)	(26,082,960)

Other Income (Expenses)
Rent Income	62,186	-

Total Other Income (Expenses)	62,186	-

Loss From Operations Before
Provision for Income Taxes	(16,851,108)	(26,082,960)

Provision for Income Taxes (Note 4)	-	-

Net Loss	(16,851,108)	(26,082,960)
Net Loss Attributable to Non-Controlling Interest	(611,832)	-
Net Loss Attributable to GSRX Industries Inc.	$(16,239,276)	$(26,082,960)

Basic loss per share	$(0.37)	$(1.33)

Weighted average number of common shares outstanding	43,551,840	19,622,890

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Years Ended December 31, 2018 and 2017

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2016	-	247,554	$-	248	(248)	-		-

Capitalization of Subsidiary	-	-	-	-	1,000	-		1,000

Effect of Share Exchange Agreement on May 11, 2017

Shares issued to Peach Management, LLC	1,000	16,690,912	1	16,691	(16,692)	-		-

Effect of Debt Exchange Agreement on May 11, 2017

Shares issued to Peter Zachariou	-	1,600,000	-	1,600	(1,600)	-		-

Issuance of Shares and Warrants for Cash	-	15,536,832	-	15,536	8,284,464	-		8,300,000

Issuance of Shares for Services		6,742,572		6,743	24,540,797	-		24,547,540

Funds Held in Escrow for Shares Not Issued	-	77,167	-	77	231,423	-		231,500

Issuance of Warrants for Services	-	-	-	-	310,000	-		310,000

Net Loss	-	-	-	-	-	(26,082,960)		(26,082,960)

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of Shares and Warrants for Cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of Shares for Cash	-	1,964,104	-	1,965	4,352,299	-	-	4,354,264
								-
Issuance of Shares for Services	-	2,021,225	-	2,021	10,017,855	-	-	10,019,876
								-
Shares Authorized for Services, Not Issued as of Statement Date		799,770		800	1,278,831	-	-	1,279,631

Shares Issued for Purchase of Patents	-	200,000	-	200	949,800	-	-	950,000
								-
Recognition of Non-Controlling Interest Attributable to Spirulinex, LLC	-	-	-	-	(662,721)		662,721	-
								-
Capital Contributed by Non-Controlling Interests					-		350,900	350,900
								-
Net Loss	-	-	-	-	-	(16,239,276)	(611,832)	(16,851,108)

Balance as of December 31, 2018	1,000	46,035,303	$1	$46,036	$49,750,553	$(42,322,236)	$401,789	$7,876,143

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	For the Year Ended December 31,
	2018	2017
Cash Flow from Operating Activities
Net Loss	$(16,851,108)	$(26,082,960)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of Common Stock for Services	11,299,507	24,857,540
Depreciation Expense	108,421	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	(37,090)	-
Inventory	(360,460)	-
Prepaid Inventory	(514,515)	-
Prepaid Expenses	(3,150)	(20,650)
Accounts Payable	499,424	222,515
Rent Deposit	-	(7,300)
Accrued Expenses	1,463	-
Net Cash Used in Operating Activities	(5,857,508)	(1,030,855)

Cash Flow from Investing Activities
Deposit	(392,251)	-
Fixed Assets	(2,662,023)	-
Licenses	(309,300)	(503,000)
Patent Application Costs	(858,388)	-
Construction in Progress	(535,667)	(241,627)
Net Cash Used in Investing Activities	(4,757,629)	(744,627)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	4,819,764	8,300,000
Funds Held in Escrow for Shares not Issued	-	231,500
Advances Payable	100	1,000
Cash Contributed by Non-controlling Interests	350,900	-
Capitalization of Subsidiary for Prepaid Expenses	-	1,000
Advances Payable, Related Party	-	170,734
Advances Payable, Related Party	-	(170,734)
Net Cash Provided by Financing Activities	5,170,764	8,533,500
Net Increase (Decrease) in Cash	(5,444,373)	6,758,018
Cash at Beginning of Period	6,758,018	-
Cash at End of Period	$1,313,645	$6,758,018

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Shares issued for Patent Application Costs	$950,000	$-
Common stock issued for Share Exchange Agreement	$-	$16,691.00
Common stock issued for Debt Exchange Agreement	$-	$1,600

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Spirulinex, LLC (“Spirulinex”) was organized under the laws of the State of California on October 12, 2017and had no operations since its inception. On March 3, 2018, the Company entered into an operating agreement with Solunas Aqua Corp., a California corporation (“Solunas”). Spirulinex was formed as a limited liability company between the Company and Solunas for the purpose of carrying out the manufacturing cannabis and cannabinoid products for distribution in the State of California.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Sunset Connect Oakland, LLC (“Sunset”) was organized under the laws of the State of California on December 13, 2017 and had no operations since its inception. On March 26, 2018, the Company entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”). Sunset was formed as a limited liability company between the Company and Happy for the purpose of carrying out the growing of cannabis for distribution in the State of California.

Green Spirit Essentials, LLC (“GS Essentials”) was organized under the laws of the State of California on December 12, 2017 and had no operations since its inception. On March 26, 2018, the Company entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”). GS Essemtials was formed as a limited liability company between the Company and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California.

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

Point Arena Supply Co. LLC (“PASC”) was organized under the laws of the State of California on March 29, 2018. PASC was formed for the purpose of banking and depository account for Green Spirit Mendocino, LLC.

GSRX SUSPES, LLC (“SUSPES”) was organized under the laws of the State of California on April 3, 2018. SUSPES was formed for the purpose of payroll management for the operations in California.

All Natural CBDs LLC (“ANC”) was organized under the laws of the State of Texas on October 8, 2018. ANC changed its name to Pure Natural CBDs LLC on October 16, 2018. Pure Natural CBDs LLC changed its name to Pure and Natural CBDs, LLC on October 17, 2018. Pure and Natural CBDs, LLC changed its name to Pure and Natural CBD, LLC on November 8, 2018. Pure and Natural CBD, LLC changed its name to Pure and Natural, LLC (“PaN”) on November 20, 2018. PaN was formed for the purpose of being the manager/operator of joint ventures in Texas and Tennessee; and wholesale and retail sales through its website, “getpureandnatural.com”.

Ukiah Supply Co. LLC (“Ukiah”) was organized under the laws of the State of California on November 2, 2018. Ukiah was formed for the opportunity of leasing a building and operating a cannabis dispensary in Ukiah, California. Ukiah withdrew from the opportunity and is currently an inactive company.

Point Arena Manufacturing, LLC (“PAM”) was organized under the laws of the State of California on November 21, 2018. PAM was formed for the purpose of manufacturing cannabis products in Point Arena, California. PAM has leased a building at 165 Main St., Point Arena, California and was given a conditional Local Approval to proceed and has a Temporary State License, set to expire on April 16, 2019.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Point Arena Distribution, LLC (“PAD”) was organized under the laws of the State of California on November 21, 2018. PAM was formed for the purpose of distributing cannabis products from manufacturers and growers to retail operations in California. PAD was given a conditional Local Approval to proceed has a Temporary State License, set to expire on July 9, 2019.

Pure and Natural-Lakeway, LLC (“Lakeway”) was organized under the laws of the State of Texas on December 4, 2018. Lakeway was formed for the purpose of operating a CBD retail operation in Lakeway, Texas.

Pure and Natural One-TN, LLC (“PaN One”) was organized under the laws of the State of Tennessee on February 5, 2019. PaN One was formed for the purpose of operating CBD retail operations in Tennessee. PaN One opened its first kiosk location in Governor’s Square Mall in Clarksville, Tennessee on February 9, 2019.

Green Room Palm Springs LLC (“GRPS”) was organized under the laws of the State of California on March 4, 2019. GRPS was formed for the purpose of operating a cannabis dispensary in Palm Springs, California.

The Company is in the business of acquiring, developing and operating medical cannabis dispensaries throughout Puerto Rico; cannabis related businesses in California and real estate leasing in Puerto Rico and California. To date, the Company has acquired all of the legal rights, permits, licenses, leasing contracts and assets of pre-qualified medical cannabis dispensaries pursuant to three Final Purchasing Agreements (“FPA”).

The Company entered into the FPA’s with holders of licenses to operate medicinal cannabis dispensaries in Puerto Rico. Pursuant to the FPAs, the Company acquired all of the legal rights, permits, pre-qualification licenses, and leases for five (5) medicinal cannabis dispensaries. The pre-qualification licenses do not allow the holder to open a dispensary, but instead offers the opportunity to go through the qualifying steps in order to obtain the requisite operating permit necessary to open the dispensary. Such steps include proving financial viability, background checks, application of the final permit, proof of certificate of occupancy, employment of a security firm, installation of security cameras, and other similar compliance matters.

The Company began operations in five dispensaries as follows:

Location	State/Territory	Date Opened	Purchase Price
Dorado	Puerto Rico	March 28, 2018	$100,000
Fajardo	Puerto Rico	December 28, 2018	$100,000
Carolina	Puerto Rico	June 1, 2018	$100,000
Hato Rey	Puerto Rico	June 1, 2018	$128,000
San Juan	Puerto Rico	October 2, 2018	$75,000

The FPA’s have an indefinite life and are not being amortized.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements through December 31, 2018 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

●	100% owned subsidiary, Project 1493, LLC;

●	100% owned subsidiary, Andalucia 511, LLC;

●	51% majority owned subsidiary, Spirulinex, LLC;

●	55% majority owned subsidiary, Sunset Connect Oakland, LLC;

●	55% majority owned, Green Spirit Essentials, LLC;

●	100% owned subsidiary, Green Spirit Mendocino, LLC; and

●	100% owned subsidiary, 138 Main Street PA, LLC.

●	100% owned subsidiary, GSRX SUPES, LLC

●	100% owned subsidiary, Point Arena Supply Co., LLC

●	100% owned subsidiary, Ukiah Supply Company, LLC

●	100% owned subsidiary, Pure and Natural, LLC

●	100% owned subsidiary, Point Arena Manufacturing, LLC

●	100% owned subsidiary, Point Arena Distribution, LLC

●	51% majority owned subsidiary, Pure and Natural-Lakeway, LLC

●	51% majority owned subsidiary, Pure and Natural One-TN, LLC

Use of Estimates and Assumptions

The preparation of the consolidated financial statements that are in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At December 31, 2018 the Company had $555,546 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Year Ended December 31,
	2018	2017
Revenues by Type
Wholesale	$135,269	$-
Retail	2,546,261	-
Total	$2,681,530	$-

	For the Year Ended December 31,
	2018	2017
Revenues by State/Territory
California	$502,412	$-
Texas	13,823
Puerto Rico	2,165,295	-
Total	$2,681,530	$-

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of December 31, 2018, the Company had not identified any uncollectible accounts.

Inventory

The Company’s inventory is stated at the lower of cost or market. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Inventory is comprised of the following items:

	As of December 31,
	2018	2017
Finished goods – flower	$137,592	$0
Finished goods – cannabis products	191,468	0
Finished goods – CBD products	31,400	0
Total	$360,460	$0

As of December 31, 2018, the Company had paid for inventory which had not been delivered in the amount of $517,015.

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Furniture, Fixtures and Equipment	5 – 10 years
Building and Leasehold improvements	5 - 25 years

Intangible Costs

The Company incurred costs related to Patent Application Costs during the year ended December 31, 2018, consisting of $1,808,388 of legal fees. The patent applications will continue to be filed over the next several quarters. As the patents have not been issued as of December 31, 2018, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income. (Note 8).

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

December 31, 2018

Basic Earnings per Share

The Company computes net loss per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect of being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,788,596. (Note 3).

Recent Accounting Pronouncements

As of December 31, 2018 and through April 15, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. This standard is effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our consolidated financial position. We believe this will have a material impact on our results of operations.

3. Equity

Authorized and Outstanding Capital Stock

The Company has authorized 100,000,000 shares of common stock, par value $0.001, of which 45,235,533 are currently issued and outstanding; an additional 799,770 shares were authorized but not issued for consulting fees as of December 31, 2018. The Company currently has 9,999,000 shares of “blank check” preferred stock, and 1,000 shares of Series A Preferred Stock which are issued and outstanding.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

The following table illustrates the common stock transactions for the year ended December 31, 2018:

Category	Preferred Shares	Common Shares
Cash, common shares	0	2,211,271
Services	0	1,929,225
Services, authorized but not issued	0	799,770
Patents	0	200,000
Total	0	5,140,266

The following table illustrates the common stock transactions for the year ended December 31, 2017:

Category	Preferred Shares	Common Shares
Cash, common shares	0	15,784,386
Cash, common shares held in escrow	0	77,167
Share Exchange Agreement	1,000	16,690,912
Debt Exchange Agreement	0	1,600,000
Services	0	6,742,572
Total	1,000	40,895,037

During the year ended December 31, 2018 the Company issued 32,556 shares to Dr. Harlan Ribnik, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Company a quarterly fee of shares of the Company’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Company’s Common Stock on the last trading day of each quarter.

During the year ended December 31, 2018 the Company issued 32,556 shares to Steve Farkas, Board Director, per letter agreement dated February 12, 2018. In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Company’s as follows: (i) a monthly fee of One Thousand Dollars ($1,000); and (ii) a quarterly fee of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Company’s Common Stock on the last trading day of each quarter.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

During the year ended December 31, 2018 the Company issued 15,000 shares to Luis Toledo-Bayouth, Non-Executive Board Advisory Consultant, per letter agreement dated April 17, 2018. In connection with the appointment of Mr. Toledo-Bayouth, the Board authorized to pay Mr. Toledo-Bayouth compensation as a member of the Advisory Board of the Company as follows: 5,000 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

During the year ended December 31, 2018 the Company issued 15,000 shares to Juan Bauza Salas, Non-Executive Board Advisory Consultant, per letter agreement dated April 17, 2018. In connection with the appointment of Mr. Salas, the Board authorized to pay Mr. Salas compensation as a member of the Advisory Board of the Company as follows: (i) a monthly fee of Three Thousand Dollars ($3,000); and (ii) 5,000 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

During the year ended December 31, 2018 the Company issued 5,250 shares to Jeffrey Jump, Non-Executive Board Advisory Consultant, per letter agreement dated May 31, 2018. In connection with the appointment of Mr. Jump, the Board authorized to pay Mr. Jump compensation as a member of the Advisory Board of the Company as follows: 1,750 restricted shares of common stock, par value $0.001 per share (the “Common Stock”) every quarter for the duration of his term as Non-Executive Board Advisory Consultant.

On December 28, 2017, the Company appointed Alexander Zhilenkov as a Non-Executive Board Advisory Consultant. In this capacity, Mr. Zhilenkov will provide support and strategic advice to the Company in identifying new business opportunities and expanding its operations geographically. In consideration for the services to be provided, the Company agreed to issue Mr. Zhilenkov an aggregate of 2,358,431 shares of common stock, par value $0.001 per share, payable annually over a three-year period, subject to continuous service as a board advisory consultant.

As per the agreement, the Company issued 786,144 shares during the years ended December 31, 2018 and 2017 to Mr. Zhilenkov.

During the year ended December 31, 2018, consultants received 87,489 shares of common stock for legal, professional, public relations, social media, investor relations and marketing services provided for the Company.

During the year ended December 31, 2018, the Company authorized the issuance of 375,000 shares of common stock Leslie Ball, Chief Executive Officer for services rendered to the Company.

During the year ended December 31, 2018, the Company authorized the issuance of 815,000 shares of common stock to Peach Management, LLC (Note 7) for services rendered to the Company.

During the year ended December 31, 2018, the Company authorized the issuance of 565,000 shares of common stock to Thomas Gingerich, Chief Financial Officer (Note 7), for services rendered to the Company.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Warrants

As of December 31, 2018, the Company had outstanding warrants to purchase 6,788,596 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
May 11, 2017	6,038,462	$.50	May 11, 2020
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
Total	6,788,596

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the year ended December 31, 2018.

All of the outstanding warrants granted were fully vested on the grant date.

February 2018 Stock Offering

From November 2017 through February 2018, the Company entered into a subscription agreement (the “February Agreement”) with selected accredited investors (each, an “Investor” and collectively, the “Investors”). Pursuant to the terms of the February Agreement, the Company sold in a private placement (the “February Offering”) an aggregate of 232,334 units (each, a “Unit” and collectively, the “Units”) at a purchase price of $3.00 per Unit. The Offering resulted in $697,000 total gross proceeds. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) one (1) warrant to purchase shares of the Company’s common stock (each, a “Warrant” and together with the Units, Shares and the common stock issuable upon exercise of the Warrants (the “Warrant Shares”), collectively, the “Securities”). Each Warrant shall be exercisable at any time on or after the date of issuance for a period of three (3) years at an exercise price per share equal to $6.00 per share, subject to adjustment as provided in the Warrant agreement. The offering was closed February 23, 2018.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

April 2018 Stock Offering

In April and May 2018, the Company entered into a subscription agreement (the “April Agreement”) with selected accredited investors. Pursuant to the terms of the April Agreement, the Company offered up to $10,000,000 of shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.50 per share (the “April Offering”). In the April Offering, the Company sold 738,504 shares of common stock, par value $0.001 per share, resulting in total gross proceeds of $2,584,765 The Offering closed on June 7, 2018.

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

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Year Ended
December 31, 2018
Net loss attributable to
GSRX Industries Inc.	$(16,239,276)

Net Loss Attributable to Non-Controlling Interests	(611,832)

Change from net loss attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$(16,851,108)

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

The following table sets forth the components of estimated net deferred tax assets attributable to the Company’s net operating loss carry forward as of December 31, 2018 and 2017, respectively.

	2018	2017
NOL carry forward	$4,854,000	$1,225,000
Less: valuation allowance	(4,854,000)	(1,225,000)
Net deferred tax asset	$0	$0

A reconciliation of estimated income tax expense at the statutory combined Federal and state income tax rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Income tax expense combined rate	0%	0%

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

The Company is waiting on final permits and licenses for Isla Verde and Guaynabo. Until such time, the facility remains completed but unable to operate without proper licenses from Department of Health – Puerto Rico.

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

During the year ended December 31, 2018, the CEO and CFO were paid $240,000 and $185,000, respectively.

On July 24, 2018, the Company entered into an amended and restated consulting agreement with Peach Management, LLC, an entity controlled by Mr. Christian Briggs, Chairman of our Board of Directors (the “Consultant”). Pursuant to the agreement, the Consultant provides certain consulting services relating to the execution of the Company’s business plan as more fully described in the agreement (the “Consulting Services”). In consideration of the Consulting Services, the Company agreed to pay to the Consultant compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately. During the year ended December 31, 2018, Peach was paid $212,500.

On April 9, 2018 the Company entered into a consulting agreement with GP Consulting, LLC, an entity controlled by Gabrielle Pinto, daughter of Christian Briggs. GP Consulting, LLC serves as the VP of Operations – Puerto Rico (“VP Ops”). Pursuant to the agreement with the VP Ops, the Company agreed to pay to the VP Ops a monthly fee of $15,000, plus expenses for services and duties customarily performed by and customary to the role of VP Ops.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

During the year ended December 31, 2018, the Company has paid $508,388 in legal and associated costs for the multiple patent applications.

As the patents have not been issued as of December 31, 2018, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income.

9. Commitments and Contingencies

Lease Commitments

The Company lease various facilities under operating leases which expire at various dates through June 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Rent expense for the years ended December 31, 2018 and 2017 were $980,000 and $109,000, respectively.

Aggregate future minimum rental payments under the operating leases are as follows:

	For the Years ended December 31,
	2018	2017
2019	$1,413,762	$222,530
2020	1,333,774	159,720
2021	1,365,408	143,597
2022	1,358,348	87,752
2023	517,199	21,406
Thereafter	381,890	-
Total	$6,370,381	$635,005

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Option to Purchase Building

On May 14, 2018 and November 20, 2018, Andalucia 511, LLC, through its parent company, Project 1493, LLC remitted $50,000 payments for the purpose of extending the option to purchase a building located at 1022 Ashford Avenue in Santuree, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company will also pay $6,000 rent for the duration of the option agreement. The option has to purchase the building was been extended to March 15, 2019. On March 27, 2019, a $100,000 payment was made to extend the option to May 31, 2019. The Company will also pay $10,000 rent for April and May, 2019.

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

Letter of Intent – Dispensarios 420

On August 22, 2018, Project 1493, LLC, our wholly-owned subsidiary, entered into a Final Purchasing Agreement (the “Agreement”) with Dispensarios 420, LLC, a limited liability company established under the laws of the Commonwealth of Puerto Rico (the “Seller”), pursuant to which the Seller agreed to sell and the Company agreed to purchase substantially all of the assets pertaining to a medical cannabis dispensary, including but not limited to all of the legal rights, permits, licenses, leasing contracts and other assets (the “420 Dispensary”), in exchange for $156,000 cash consideration (the “Cash Payment”) and 46,000 shares of restricted common stock, par value $0.001 per share, of the Company (the “Shares” and, together with the Cash Payment, the “Purchase Price”). The Agreement provides that the Cash Payment shall be deposited into an escrow account until all transactions contemplated by the Agreement are finalized, and all corresponding permits to operate the medical dispensary are approved and issued by the Department of Health of Puerto Rico (the “DHPR”); provided, however, that the Cash Payment shall be disbursed to the Seller no later than 45 days from the date on which the DHPR authorizes the transfer of the 420 Dispensary and all assignments contemplated by the Agreement is completed. On October 22, 2018 the Company terminated the Letter of Intent with Dispensarios 420.

Letter of Intent – So-Cal MM Patients Association, LLC

On September 19, 2018 the Company entered into a binding letter of intent (the “LOI”) with So-Cal MM Patients Association, LLC, a California limited liability company, dba The Coughy Shop (the “Seller”), pursuant to which we and the Seller have agreed to execute a purchase agreement in which we would acquire all of the assets relating to a licensed retail cannabis dispensary currently operating in Desert Hot Springs, California (the “Business”). The LOI provides that the Company shall purchase from the Seller all assets used in the Business, both tangible and intangible, including licenses and permits covering medical and adult-use cannabis sales, leases, equipment, inventory, and other assets (the “Proposed Transaction”) in exchange for total cash consideration of $1,500,000 (the “Purchase Price”). In consideration of the LOI, on September 24, 2018, the Company deposited into escrow a one-time, refundable security deposit of $100,000 (the “Deposit”), to secure the Company’s exclusivity over the Proposed Transaction during the due diligence period as set forth in the LOI. In the event the Proposed Transaction closes, the Deposit shall be applied to the Purchase Price. However, in the event that the Company elects not to proceed with the Proposed Transaction as a result of its due diligence investigation, the Deposit shall be returned to the Company as soon as reasonably practicable.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

The Proposed Transaction is subject to customary closing conditions more fully described in the LOI, including: the Company’s satisfactory due diligence investigation by the Company; the Company’s receipt of all necessary regulatory approvals from the relevant city and/or state authority of the Proposed Transaction, specifically approval by the City of Desert Hot Springs and State Bureau of Cannabis Control to conduct retail cannabis operations at the location in which the Business operations; and the negotiation, execution, and delivery of the Definitive Agreement. On November 28, 2018 the Company terminated the Letter of Intent with So-Cal MM Patients Association.

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of December 31, 2018 and April 15, 2019, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

California Operating Licenses

Effective January 1, 2018 the State of California allowed for adult use cannabis sales. California’s cannabis licensing system is being implemented in two phases. First, beginning on January 1, 2018, the State began issuing temporary licenses. On January 1, 2019 the State ceased issuing temporary licenses and began transitioning 2018 qualifying temporary licenses to provisional and annual license status.

Green Spirit Mendocino, LLC holds a provisional license which expires April 4, 2020. The provisional license was issued by the Bureau of Cannabis Control (“BCC”) while the annual application is pending final approval. Point Arena Manufacturing, LLC (“PAM”) holds a Non-Volatile Type 6 Manufacturing license which expires on April 16, 2019. PAM is submitting a completed annual application to the California Department of Public Health on or before April 12, 2019 and expects to be issued a provisional license before that date. Point Arena Distribution, LLC holds a Distribution Type 11 license issued by the BCC which expires on July 8, 2019. Sunset Connect, LLC holds a temporary license for indoor cultivation which expires on April 25, 2019.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Lakeway Lease – Pure and Natural, LLC

On December 17, 2018, Pure and Natural, LLC entered into an operating lease for a 1,725 square foot CBD retail store at 3100 RR 620 South, Suite 200, Lakeway, Texas for eighty six months beginning May 18, 2019 and ending July 18, 2026. The initial lease obligation will be $3,881 per month through month fourteen; $4,025 for months fifteen through twenty-seven and $4,312 for months twenty-eight through eighty-six. The lease also states a security deposit of $5,031 and for additional rent of $1,150 per month for common area maintenance expenses. The lease has one five-year option at market rate rent with a ninety day written notice prior to the end of the base term.

Governor’s Square Mall Lease – Pure and Natural, LLC

On December 19, 2018, Pure and Natural, LLC entered into an operating lease for a kiosk in Governor’s Square Mall, in Clarksville, Tennessee for fifteen months beginning February 1, 2019 and ending April 30, 2020. The lease obligation will be $2,500 per month. The lease also calls for additional rent payments of 10% of annual revenues in excess of $375,000.

Long Term Supply Agreement – The Zen Stop

On December 21, 2018 the Company, through its wholly owned subsidiary, entered into a long term supply agreement (“Supply Agreement”) to be the exclusive seller of cannibidiol oil products to The Zen Stop (“Purchaser”). Pursuant to the terms of the Supply Agreement, the Purchaser agreed to purchase at 100% of all cannibidiol oil products to be sold in The Zen Stop buses. The Supply Agreement has a term of five years from the moment of its coming into effect. If neither party announces termination of the Supply Agreement at least thirty (90) days before its stated expiration, the Supply Agreement shall automatically extend for a period of one year, and renewing until such time as either party provides notice of termination in accordance with the terms and conditions of the Supply Agreement.

10. Subsequent Events

January 2019 Stock Offering

In January and February 2019, the Company entered into a subscription agreement (the “January Agreement”) with selected accredited investors. Pursuant to the terms of the January Agreement, the Company offered up to $1,500,000 in units (each, a “Unit” and collectively, the “Units”) at a purchase price of $1.25 per Unit (the “January Offering”). Each Unit consisted of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Shares”); and (ii) warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Warrants”). The number of shares underlying each Warrant was equal to 33% of the number of Shares subscribed for by such Investor. The Warrants are exercisable at any time on or after the date of issuance for a period of two (2) years at an exercise price per share equal to $1.75. In the January Offering, the Company sold an aggregate of 621,600 Units, resulting in total gross proceeds of $777,000. As a result, the Company issued to the investors a total of 621,600 Shares and 207,200 Warrants. The January Offering closed on March 6, 2019.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

The Zen Stop Contribution Agreement

In addition to the Long Term Supply Agreement entered into December 21, 2018 between The Zen Stop and Pure and Natural, LLC (Note 9), Pure and Natural, LLC made a $50,000 investment on January 4, 2019 for a 10% equity and profits interest in The Zen Stop, LLC. The Zen Stop is a mobile wellness business Zen Stop.

Nashville Lease – Pure and Natural, LLC

On February 8, 2019, Pure and Natural, LLC entered into an operating lease for a 2,525 square foot CBD retail store at 2306 West End Avenue, Nashville, Tennessee for five years beginning February 1, 2019 and ending January 31, 2024. The initial lease obligation will be $7,364 per month with an escalation of $1/per square foot for the remaining four years. The lease also states a security deposit of $7,364 and for additional rent of $1,403 per month for common area maintenance expenses. The lease has one five-year renewal option.

Sponsorship Agreement – BYB Extreme Fighting Series LLC

On February 20, 2019 Pure and Natural, LLC (“Pure”) and BYB Extreme Fighting Series, LLC (“BYB”) entered into a Sponsorship Agreement (“Agreement”) to sponsor three events of the BYB EXTREME Series. Pure will be the “Title Sponsor” and the events will be promoted as the exclusive sponsor for “BYB Brawl For It All Presented by GetPureAndNatural.com”, which includes having “GetPureAndNatural.com” on events and broadcasts, the triangle cage and mat, ring cards, advertisements, BYB website, social media posts and will be the official CBD Products of DADA 5000 and BYB Fighting Series.

In consideration of the sponsorship, Pure paid $30,000 on February 20, 2019. The Company will also issue $25,000 of its restricted common stock per event. BYB commits to purchase $25,000 worth of Pure products no less than 45 days before each sponsored event.

Endorsement Licensing and Co-Branding Agreement – Matt Sorum

On February 27, 2019 Pure and Natural, LLC (“Pure”) and Matt Sorum (“Sorum”) entered into an Endorsement Licensing and Co-Branding Agreement (“Agreement”), to develop, market, promote and sell a unique Matt Sorum Product Line (“Licensed Products”) for dietary supplements derived from hemp containing 0% THC. The Agreement is for an initial three year term, beginning February 27, 2019 and ending February 26, 2022. The Agreement may be extended with the same terms unless either party provides a 60 day notice prior to the initial term.

Sorum will be compensated (i) a royalty of 20% of Net Gross Margin of the Licensed Products; (ii) 20% of the Net Gross Margin of any Products sold in connection with any commercial made by Sorum; and (iii) 30% of Net Gross Margin of Licensed Products. The Company further agrees to issue Matt Sorum certain shares of common stock as further consideration under this Agreement. The Company agrees to issue Matt Sorum 2,000 shares of its restricted common stock for each $1,000,000 in gross revenue derived directly from the sale of Licensed Products up to a maximum of 100,000 shares during the Term of this Agreement (the “Compensation Shares”). The Compensation Shares shall be issued at the end of each year of this Agreement.

Point Arena Manufacturing and Distribution Lease

On February 27, 2019, Point Arena Manufacturing, LLC and Point Arena Distribution, LLC (“Lessees”) entered into an operating lease for a 600 square foot building at 165 Main Street, Point Arena, California for five years beginning March 1, 2019 and ending February 28, 2024, for the purpose of manufacturing and distribution of cannabis products. The initial lease obligation will be $3,000 per month, the first year rent of $36,000 due within 10 days of signing the lease. This payment has not been made as the building has not been made ready. The rent will escalate 2.5% for the remaining four years of the base term. The lease has one five-year renewal option.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Preferred Partner and Advertising Agreement – Buzznog, LLC

On March 4, 2019 Pure and Natural, LLC (“Pure”) and Buzznog, LLC entered into a Preferred Partner and Advertising Agreement (“Agreement”) allowing Pure to sell cannibidiol products on Buzznog’s website, mobile applications and platforms. Pure will pay Buzznog 20% of the gross profit margin on all products sold using Buzznog’s sites. The Agreement has a term of three years from the moment of its coming into effect. If neither party announces termination of the Agreement at least thirty (90) days before its stated expiration, the Agreement shall automatically extend for a period of one year, and renewing until such time as either party provides notice of termination in accordance with the terms and conditions of the Agreement. In addition to the Agreement, Pure purchased 25,167 units in Buzznog, LLC for $20,000 on March 6, 2019.

Palm Springs Lease – Green Room Palm Springs, LLC

On March 6, 2019, the Company entered into an operating lease for a 4,500 square foot cannabis retail store at 2155 N. Palm Canyon Drive, Palm Springs, California for five years and six months beginning March 1, 2019 and ending August 31, 2024. The initial lease obligation will be $6,000 per month for nine months; $10,000 for months ten through fifteen; and a 3% escalation of the monthly lease for the remainder of the base lease. The Company paid a security deposit of $20,000 upon signing the lease.

Consulting agreements

On March 3, 2019 the Company entered into an engagement letter agreement with MH Legal Services, LLC (“MH”). In connection with the engagement, the Company will pay MH compensation for in-house legal services as follows: (i) a monthly fee of Twelve thousand five hundred dollars ($12,500); and (ii) and a one-time issuance of 150,000 shares of the Company’s restricted common stock, par value $0.001 per share, due within thirty days of signing the engagement letter.

On March 29, 2019 the Company entered into a consulting agreement with John Grainer (“Grainer”). In connection with the agreement, the Company will pay Grainer compensation for consulting services as follows: (i) a monthly fee of Fifteen thousand dollars ($15,000); and (ii) the Company will issue to Grainer two hundred thousand (200,000) restricted common shares, par value $0.001 per share. One hundred thousand shares (100,000) will be issued promptly upon execution of the consulting agreement. The remaining 100,000 shares shall accrue on a quarterly basis over a two (2) year period (12,500 per quarter), commencing on the effective date of this Agreement and except for a change in control of GSRX, subsequent share distribution is subject to your continued engagement. If this engagement is terminated prior to the accrual of any quarterly basis share accrual, you shall not be entitled to receive the unaccrued shares.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Share Exchange and Ancillary Rights Agreements – Chemesis International Inc.

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CSI). In the Share Agreement, the Company receives 7,291,874 restricted shares of common stock of CSI and CSI receives 11,666,998 restricted shares of the Company’s common stock. Closing date of the transaction is April __, 2019. The exchange allows a mutual leak out. Beginning six months after the closing date, the Company shall be able to sell up to 1,215,313 of the CSI shares and CSI shall be able to sell 1,944,500 of the Company’s shares every six months, subject to compliance with any applicable securities laws and stock exchange rules.

The Ancillary Rights Agreement (“Agreement”) contains the following representations:

1)	CSI will be entitled to nominate and have one member to the Company’s Board of Directors, as long as CSI holds 10% or more of the Company’s issued and outstanding common shsares. Likewise, the Company will be entitled to nominate and have one member on the CSI Board of Directors, as long as the Company holds 5% or more of the issued and outstanding common shares.

2)	If the Company proposes to issue shares to raise capital, CSI has a participation right to subscribe for and purchase such number of shares to maintain its equity ownership percentage of the Company.

3)	The Company will provide CSI with the first right of refusal to produce any requested cannabis or hemp-based CBD products if CSI has production facilities in the jurisdiction the Company has the request (i.e. California or Puerto Rico). Chemesis has ten days to respond to the request of product. After that, the Company can request product from a third party.

4)	The Agreement may be terminated by written agreement of the Company and CSI or if CSI ownership percentage decreases below 5% of the issued and outstanding shares of the Company.

