Form 10-Q
period 2019-03-31
GSRX INDUSTRIES INC.
filed 2019-05-15
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of May 15, 2019, the registrant had 59,086,236 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
	“Unaudited”
Assets

Current Assets
Cash	$1,192,582	$1,313,645
Cash, held in escrow	333,572	-
Accounts Receivable	26,440	37,090
Inventory	649,841	360,460
Prepaid Inventory	338,280	514,515
Prepaid Expenses	21,300	23,800
Total Current Assets	2,562,015	2,249,510

Fixed Assets
Furniture, Fixtures and Equipment	509,645	464,832
Building, Land and Leasehold Improvements	2,284,520	2,197,191
Accumulated Depreciation	(152,613)	(108,421)
Total Net Fixed Assets	2,641,552	2,553,602

Other Assets
Licenses	812,300	812,300
Deposits	545,121	399,551
Patent Application Costs (Note 7)	1,943,934	1,808,388
Investments, fair value	11,666,998	-
Investments, cost method	70,000	-
Right of Use (Note 2)	6,316,879	-
Construction in Progress (Note 5)	880,033	777,294
Total Other Assets	22,235,265	3,797,533

Total Assets	$27,438,832	$8,600,645

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$1,208,485	$721,939
Accrued Expenses	25,441	1,463
Lease Liability - current	1,188,821
Advances Payable	1,100	1,100
Total Current Liabilities	2,423,847	724,502

Long Term Liabilities
Lease Liability - non curent	5,238,108	-
Total Long Term Liabilities	5,238,108	-

Total Liabilities	7,661,955	724,502

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)
Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 46,021,677 and 45,235,533 issued and outstanding; 13,064,559 and 799,770 authorized but not issued	59,087	46,036
Additional paid-in capital	64,748,051	49,750,553
Retained Deficit	(45,409,437)	(42,322,236)
Equity Attributable to GSRX Industries Inc.	19,295,702	7,474,354
Non-Controlling Interest	379,175	401,789

Total Stockholders’ Equity	19,776,877	7,876,143

Total Liabilities and Stockholders’ Equity	$27,438,832	$8,600,645

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	“Unaudited”	“Unaudited”
Revenues
Revenues	$2,866,079	$2,196
Cost of Goods Sold	1,380,620	821
Gross Profit	1,485,459	1,375

Operating Expenses
Consulting Fees	453,029	316,833
General and Administrative	1,755,354	405,837
Professional Fees	335,475	192,413
Depreciation Expense	44,192	-
Stock Based Compensation (Note 3)
Consulting Fees	545,107	7,295,000
Share Exchange and Ancillary Rights Agreement	1,166,700
Director Fees	15,926	300,000
Professional Fees	408,000	-
Total Stock based compensation	2,135,733	7,595,000
Total Operating Expenses	4,723,783	8,510,083
Loss from Operations	(3,238,324)	(8,508,708)

Other Income (Expenses)
Rent Income	25,756	-

Total Other Income (Expenses)	25,756	-

Loss From Operations Before
Provision for Income Taxes	(3,212,568)	(8,508,708)

Provision for Income Taxes (Note 4)	-	-

Net Loss	(3,212,568)	(8,508,708)
Net Loss Attributable to Non-Controlling Interest	(125,367)	(518)
Net Loss Attributable to GSRX Industries Inc.	$(3,087,201)	$(8,508,190)

Basic loss per share	$(0.07)	$(0.21)

Weighted average number of common shares outstanding	46,078,529	41,409,779

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

	Shares		Preferred	Common	Additional		Non -
	Preferred Stock	Common Stock	Stock Amount	Stock Amount	Paid-in Capital	Retained Deficit	Controlling Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of Shares and Warrants for Cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of Shares for Services	-	210,000	-	210	1,207,290	-	-	1,207,500
								-
Shares Authorized for Services, Not Issued as of Statement Date		1,277,500		1,278	6,386,222	-	-	6,387,500

Shares Issued for Purchase of Patents	-	200,000	-	200	949,800	-	-	950,000
								-
Recognition of Non-Controlling Interest Attributable to Spirulinex, LLC	-	-	-	-	(662,721)		662,721	-
								-
Capital Contributed by Non-Controlling Interests					-		1,390	1,390
								-
Net Loss	-	-	-	-	-	(8,508,190)	(518)	(8,508,708)

Balance as of March 31, 2018	1,000	42,737,704	$1	$42,738	$41,695,080	$(34,591,150)	$663,593	$7,810,262

Balance as of December 31, 2018	1,000	46,035,303	$1	$46,036	$49,750,553	$(42,322,236)	$401,789	$7,876,143

Issuance of Shares and Warrants for Cash	-	621,600	-	622	776,378	-	-	777,000

Shares issued in Share Exchange and Ancillary Agreement	-	11,666,998	-	11,667	12,822,031	-	-	12,833,698

Shares Authorized for Services, Not Issued as of Statement Date	-	762,335	-	762	968,270	-	-	969,032

Capital Contributed by Non-Controlling Interests					430,819		102,753	533,572

Net Loss	-	-	-	-	-	(3,087,201)	(125,367)	(3,212,568)

Balance as of March 31, 2019	1,000	59,086,236	$1	$59,087	$64,748,051	$(45,409,437)	$379,175	$19,776,877

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended March 31,
	2019	2018
	“Unaudited”	“Unaudited”
Cash Flow from Operating Activities
Net Loss	$(3,212,568)	$(8,508,708)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of Common Stock for Services	2,135,733	7,595,000
Depreciation Expense	44,192	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	10,650	-
Inventory	(289,381)	(45,108)
Prepaid Inventory	176,235	-
Prepaid Expenses	2,500	(11,850)
Accounts Payable	486,650	(165,381)
Sales Tax Payable	-	253
Accrued Expenses	23,978	-
Advances Payable	-	-
Lease liability - current	110,050	-
Deposits	(145,570)	(1,200)
Net Cash Used in Operating Activities	(657,636)	(1,136,994)

Cash Flow from Investing Activities
Escrow, asset purchases	-	(1,434,500)
Purchase of Fixed Assets	(132,142)	(85,024)
Patent Application Costs incurred	(135,546)	(400,000)
Investments, cost method	(70,000)	-
Construction in Progress	(102,739)	(342,995)
Net Cash Used in Investing Activities	(440,427)	(2,262,519)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	777,000	465,500
Sale of Equity in Subsidiaries	430,819	-
Cash Contributed by Non-controlling Interests	102,753	1,390
Net Cash Provided by Financing Activities	1,310,572	466,890
Net Increase (Decrease) in Cash	212,509	(2,932,623)
Cash at Beginning of Period	1,313,645	6,758,018
Cash at End of Period	$1,526,154	$3,825,395

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Common stock issued for Patent Application Costs	$-	$950,000.00
Common stock issued for Investments, fair value	$11,666,998	$-
Reclassification of Construction in Progress to Fixed Assets	$-	$128,822

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

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

The Company entered into the Final Purchasing Agreements (“FPA”) with holders of licenses to operate medicinal cannabis dispensaries in Puerto Rico. Pursuant to the FPAs, the Company acquired all of the legal rights, permits, pre-qualification licenses, and leases for five (5) medicinal cannabis dispensaries. The pre-qualification licenses do not allow the holder to open a dispensary, but instead offers the opportunity to go through the qualifying steps in order to obtain the requisite operating permit necessary to open the dispensary. Such steps include proving financial viability, background checks, application of the final permit, proof of certificate of occupancy, employment of a security firm, installation of security cameras, and other similar compliance matters.

The Company operates six dispensaries as follows:

Location	State/Territory	Date Opened	Purchase Price
Dorado	Puerto Rico	March 28, 2018	$100,000
Fajardo	Puerto Rico	December 28, 2018	$100,000
Carolina	Puerto Rico	June 1, 2018	$100,000
Hato Rey	Puerto Rico	June 1, 2018	$128,000
San Juan	Puerto Rico	October 2, 2018	$75,000
Point Arena	California	April 2, 2018	$350,000

The FPA’s have an indefinite life and are not being amortized.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the consolidated financial position and results of its operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 (including the notes thereto) set forth in Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.

Principles of Consolidation

The consolidated financial statements through March 31, 2019 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

●	100% owned subsidiary, Project 1493, LLC;
●	100% owned subsidiary, Andalucia 511, LLC;
●	51% majority owned subsidiary, Spirulinex, LLC;
●	55% majority owned subsidiary, Sunset Connect Oakland, LLC;
●	55% majority owned, Green Spirit Essentials, LLC;
●	100% owned subsidiary, Green Spirit Mendocino, LLC; and
●	100% owned subsidiary, 138 Main Street PA, LLC.
●	100% owned subsidiary, GSRX SUPES, LLC
●	100% owned subsidiary, Point Arena Supply Co., LLC
●	100% owned subsidiary, Ukiah Supply Company, LLC
●	100% owned subsidiary, Pure and Natural, LLC
●	98.5% owned subsidiary, Point Arena Manufacturing, LLC
●	99% owned subsidiary, Point Arena Distribution, LLC
●	51% majority owned subsidiary, Pure and Natural-Lakeway, LLC
●	51% majority owned subsidiary, Pure and Natural One-TN, LLC
●	98.5% owned subsidiary, Green Room Palm Springs, LLC

Use of Estimates and Assumptions

The preparation of the consolidated financial statements that are in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

Cash and Cash Equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At March 31, 2019, the Company had $0 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Cash held in escrow, in the name of the Company, is held by Gunnison Bank (“Gunnison”). The escrow account was established to hold the deposits from the sale of equity in subsidiaries and hold funds for businesses under subscription agreements. There are no restrictions on the funds held by Gunnison on the Company’s behalf.

Investments, fair value

On March 30, 2019, the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 restricted shares of common stock of CADMF. Fair value of the investment as of March 31, 2019 was $11,666,998. CADMF is quoted on the OTC market and closed on Friday, March 29, 2019 at $1.60 per share.

Investments, cost method

Pure and Natural, LLC made a $50,000 investment on January 4, 2019 for a 10% equity and profits interest in The Zen Stop, LLC. The Zen Stop is a mobile wellness business called “Zen Stop.” The investment is carried at the cost basis as it is a private company and fair value cannot be readily determined.

Pure and Natural, LLC purchased 25,167 membership units in Buzznog, LLC for $20,000 on March 6, 2019. The investment is carried at the cost basis as it is a private company and fair value cannot be readily determined.

Revenue Recognition

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Three Months Ended March 31,
	2019	2018
Revenues by Type
Wholesale	$5,798	$-
Retail	2,860,281	2,196
Total	$2,866,079	$2,196

	For the Three Months Ended March 31,
	2019	2018
Revenues by State/Territory
California	$121,896	$-
Tennessee	10,312	$-
Texas	29,190	-
Puerto Rico	2,704,681	2,196
Total	$2,866,079	$2,196

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of March 31, 2019, the Company had not identified any uncollectible accounts.

Inventory

The Company’s inventory is stated at the lower of cost or market. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories such as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

Inventory is comprised of the following items:

	As of March 31, 2019	As of December 31, 2018
Finished goods – flower	$501,589	$137,592
Finished goods – cannabis products	354,386	191,468
Finished goods – CBD products	132,146	31,400
Total	$649,841	$360,460

As of March 31, 2019, the Company had paid for inventory which had not been delivered in the amount of $338,280.

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Furniture, Fixtures and Equipment	5 – 10 years
Building and Leasehold improvements	5 - 25 years

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

Intangible Costs

The Company has incurred costs related to Patent Application Costs during the year ended December 31, 2018 and quarter ended March 31, 2019, consisting of $1,943,934 of legal fees. The patent applications will continue to be filed over the next several quarters. As the patents have not been issued as of March 31, 2019, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged to operations. (Note 7).

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

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the effect of being anti-dilutive. The total number of potentially dilutive securities which have been excluded is 6,995,796. (Note 3).

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

Recent Accounting Pronouncements

As of March 31, 2019 and through May 15, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. On January 1, 2019, we adopted this standard on our consolidated financial statements. The Company recognized the Right of Use asset in the amount of $6,316,879 and Lease Liability – current of $1,188,821 and Lease Liability – non-current of $5,238,108 as of March 31, 2019. During the period ended March 31, 2019, the Company recognized an additional $110,050 of rental expense charged to operations due to the adoption of the standard.

3. Equity

The following table illustrates the common stock transactions for the quarter ended March 31, 2019:

Category	Common Shares
Cash, common shares	621,600

Services, authorized but not issued	762,335
Share Exchange and Ancillary Rights Agreement	11,666,998
Total	13,050,933

During the quarter ended March 31, 2019, consultants received 414,478 shares of common stock for legal, professional, consulting and advisory services provided to the Company with a fair market value of $1,724,733.

During the quarter ended March 31, 2019, the Company authorized the issuance of 15,000 shares of common stock to Dorado Consulting, LLC (Note 6) for services rendered to the Company with a fair market value of $16,500.

During the quarter ended March 31, 2019, the Company authorized the issuance of 315,000 shares of common stock to Thomas Gingerich, Chief Financial Officer (Note 6), for services rendered to the Company with a fair market value of $394,500.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

Series A Preferred Stock

The holder of Series A Preferred Stock shall have full voting rights and shall vote together as a single class with the holders of the Company’s common stock. The holder of Series A Preferred Stock is entitled to fifty-one percent (51%) of the total votes on all matters brought before shareholders of the Company, regardless of the actual number of shares of Series A Preferred Stock then outstanding. In addition, the Company is prohibited from issuing any other class of preferred stock without first obtaining the prior approval of the holders of Series A Preferred Stock. All Series A Preferred stock issued and outstanding is held by Peach Management, LLC, a related party.

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

Warrants

As of March 31, 2019, the Company had outstanding warrants to purchase 6,995,796 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
May 11, 2017	6,038,462	$.50	May 11, 2020
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
March 8, 2019	207,200	$1.75	March 7, 2021
Total	6,995,796

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the period ended March 31, 2019.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

Sale of Equity in Subsidiaries

On March 29, 2019 the Company sold partial interests in its wholly owned subsidiaries to an investor as follows:

Subsidiary	% Sold	Amount Received
Point Arena Manufacturing, LLC	1.5%	$125,001
Point Arena Distribution, LLC	1.0%	50,000
Green Room Palm Springs, LLC	1.5%	158,571
Total		$333,572

As a result of the transaction, the Company reported $328,819 as additional paid in capital and $4,753 as included in non-controlling interest.

On February 19, 2019 the Company sold partial interests in its wholly owned subsidiaries to an investor as follows:

Subsidiary	% Sold	Amount Received
Pure and Natural-Lakeway, LLC	49%	$120,000
Pure and Natural TN One, LLC	49%	80,000

Total		$200,000

As a result of the transaction, the Company reported $102,000 as additional paid in capital and $98,000 as included in non-controlling interest.

Share Exchange and Ancillary Rights Agreements – Chemesis International Inc.

On March 30, 2019, the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 restricted shares of common stock of CADMF and CADMF received 11,666,998 restricted shares of the Company’s common stock. The closing date of the transaction was March 30, 2019. The exchange allows a mutual leak out. Beginning six months after the closing date, the Company shall be able to sell up to 1,215,313 of the CADMF shares and CADMF shall be able to sell 1,944,500 of the Company’s shares every six months, subject to compliance with any applicable securities laws and stock exchange rules.

The Ancillary Rights Agreement (“Agreement”) contains the following representations:

1)	CADMF will be entitled to nominate and have one member to the Company’s Board of Directors, as long as CADMF holds 10% or more of the Company’s issued and outstanding common shares. Likewise, the Company will be entitled to nominate and have one member on the CADMF Board of Directors, as long as the Company holds 5% or more of the issued and outstanding common shares.
2)	If the Company proposes to issue shares to raise capital, CADMF has a participation right to subscribe for and purchase such number of shares to maintain its equity ownership percentage of the Company.
3)	The Company will provide CADMF with the first right of refusal to produce any requested cannabis or hemp-based CBD products if CADMF has production facilities in the jurisdiction the Company has the request (i.e. California or Puerto Rico). CADMF has ten days to respond to the request of product. After that, the Company can request product from a third party.
4)	The Agreement may be terminated by written agreement of the Company and CADMF or if CADMF ownership percentage decreases below 5% of the issued and outstanding shares of the Company.

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Quarter Ended
March 31, 2019
Net loss attributable to GSRX Industries Inc.	$(3,087,201)
Net Loss Attributable to Non-Controlling Interests	(125,367)
Change from net loss attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$(3,212,568)

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

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

6. Related Party Transactions

The Company entered into executive consulting agreements with its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) effective as of January 1, 2018. Pursuant to the agreement with the CEO, the Company agreed to pay to the CEO a monthly fee of $20,000, plus expenses for his services and duties customarily performed by and customary to the role of CEO. Pursuant to the agreement with the CFO, the Company agreed to pay to the CFO a monthly fee of $17,500, plus expenses for his services and duties customarily performed by and customary to the role of CFO. On April 1, 2019, the Company entered into an amended and restated executive consulting agreement with the CFO. Pursuant to the agreement, the Company agreed to pay the CFO compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 75,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

During the quarter ended March 31, 2019, the CEO and CFO were paid $70,000 and $61,250, respectively.

On July 24, 2018, the Company entered into an amended and restated consulting agreement with Peach Management, LLC, an entity controlled by Mr. Christian Briggs, Chairman of the Board of Directors (the “Consultant”). Pursuant to the agreement, the Consultant provides certain consulting services relating to the execution of the Company’s business plan as more fully described in the agreement (the “Consulting Services”). On November 28, 2018, the agreement was assigned to Dorado Consulting, LLC, an entity controlled by Mr. Christian Briggs. On April 1, 2019, the Company entered into an amended and restated executive consulting agreement with the Dorado Consulting, LLC. In consideration of the Consulting Services, the Company agreed to pay to the Consultant compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 150,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately. During the quarter ended March 31, 2019, Dorado was paid $46,000.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

On April 9, 2018 the Company entered into a consulting agreement with GP Consulting, LLC, an entity owned by Gabrielle Pinto, daughter of Christian Briggs. GP Consulting, LLC, through its employee Gustavo Pinto, serves as the VP of Operations – Puerto Rico (“VP Ops”). Pursuant to the agreement, the Company agreed to pay to the VP Ops a monthly fee of $15,000, plus expenses for services and duties customarily performed by and customary to the role of VP Ops.

7. Patent Application Costs and Intangible Assets

The Company has applied for patents which it believes are a new, original and ornamental design for Oral Consumable Flakes. The patents use the methods of preparing solulizable, encapsulated plant-based compositions.

During the quarter ended March 31, 2019, the Company paid $135,546 in legal and associated costs for the multiple patent applications.

As the patents have not been issued as of March 31, 2019, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income.

8. Commitments and Contingencies

Lease Commitments

The Company leases various facilities under operating leases which expire at various dates through June 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. As of January 1, 2019 the Company adopted ASC 842 requiring lessees to record assets and liabilities on the balance sheet. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Lease expense for the quarters ended March 31, 2019 and 2018 was $437,973 and $51,860, respectively.

Aggregate future lease liability payments under ASC 842 are as follows:

2019	$1,446,390
2020	1,590,836
2021	1,619,580
2022	1,618,849
2023	784,137
Thereafter	516,436
Total	$7,576,228

Option to Purchase Building

On May 14, 2018 and November 20, 2018, Andalucia 511, LLC, through its parent company, Project 1493, LLC remitted $50,000 payments for the purpose of extending the option to purchase a building located at 1022 Ashford Avenue in Santuree, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company will also pay $6,000 rent for the duration of the option agreement. On March 27, 2019 a $100,000 payment was made to extend the option to May 31, 2019. The Company will also pay $10,000 rent for April and May, 2019.

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of March 31, 2019 and May 15, 2019, the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

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

Green Spirit Mendocino, LLC holds a provisional license which expires April 4, 2020. The provisional license was issued by the Bureau of Cannabis Control (“BCC”) while the annual application is pending final approval. Point Arena Manufacturing, LLC (“PAM”) which holds a Non-Volatile Type 6 Manufacturing license was issued a provisional license on April 24, 2019. . Point Arena Distribution, LLC holds a Distribution Type 11 license issued by the BCC which expires on July 8, 2019.

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

March 31, 2019

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

Endorsement Licensing and Co-Branding Agreement – Matt Sorum

On February 27, 2019, Pure and Natural, LLC (“Pure”) and Matt Sorum (“Sorum”) entered into an Endorsement Licensing and Co-Branding Agreement (“Agreement”), to develop, market, promote and sell a unique Matt Sorum Product Line (“Licensed Products”) for dietary supplements derived from hemp containing 0% THC. The Agreement is for an initial three year term, beginning February 27, 2019 and ending February 26, 2022. The Agreement may be extended with the same terms unless either party provides a 60 day notice prior to the initial term.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2019

Preferred Partner and Advertising Agreement – Buzznog, LLC

On March 4, 2019, Pure and Natural, LLC (“Pure”) and Buzznog, LLC entered into a Preferred Partner and Advertising Agreement (“Agreement”) allowing Pure to sell cannibidiol products on Buzznog’s website, mobile applications and platforms. Pure will pay Buzznog 20% of the gross profit margin on all products sold using Buzznog’s sites. The Agreement has a term of three years from the moment of its coming into effect. If neither party announces termination of the Agreement at least thirty (90) days before its stated expiration, the Agreement shall automatically extend for a period of one year, and renewal until such time as either party provides notice of termination in accordance with the terms and conditions of the Agreement.

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

Consulting agreements

On March 3, 2019, the Company entered into an engagement letter agreement with MH Legal Services, LLC (“MH”). In connection with the engagement, the Company will pay MH compensation for in-house legal services as follows: (i) a monthly fee of Twelve thousand five hundred dollars ($12,500); and (ii) and a one-time issuance of 150,000 shares of the Company’s restricted common stock, par value $0.001 per share, due within thirty days of signing the engagement letter.

On March 29, 2019, the Company entered into a consulting agreement with John Grainer (“Grainer”). In connection with the agreement, the Company will pay Grainer compensation for management, development and operation services as follows: (i) a monthly fee of Fifteen thousand dollars ($15,000); and (ii) the Company will issue to Grainer two hundred thousand (200,000) restricted common shares, par value $0.001 per share. One hundred thousand shares (100,000) will be issued promptly upon execution of the consulting agreement. The remaining 100,000 shares shall accrue on a quarterly basis over a two (2) year period (12,500 per quarter), commencing on the effective date of this Agreement and except for a change in control of GSRX, subsequent share distribution is subject to your continued engagement. If this engagement is terminated prior to the accrual of any quarterly basis share accrual, you shall not be entitled to receive the unaccrued shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 and March 31, 2018

The following table summarizes the results of our operations during the three months ended March 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/2019 (unaudited)	3/31/2018 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	2,866,079	2,196	2,863,883	1,306.00%
Cost of Goods Sold	1,380,620	821	1,379,799	1,681.00%
Operating expenses	4,723,783	8,510,083	(3,786,300)	44.44%
Net loss	(3,087,201)	(8,508,190)	5,420,989	63.71%
Loss per share of common stock	$(0.07)	$(0.21)	$.14	67%

We recorded a net loss of $3,087,201 for the three months ended March 31, 2019.

Revenue. Total revenue for the three months ended March 31, 2019 and 2018 was $2,866,079 and $2,196, respectively. The increase of $2,863,883, or 1306.00%, was due to the revenues generated by operations of the five (5) Green Spirit RX dispensaries in Puerto Rico, and The Green Room dispensary, CBD sales from Pure and Natural and retail sales from the Pure and Natural One kiosk.during the third quarter.

Cost of Goods Sold. Total cost of revenue for the three months ended March 2019 and 2018 was $1,380,620 and $821, respectively. The increase of $1,379,799, or 1,681%, was due to an increase in inventory purchases of cannabis products, including flowers, cream, oils and edibles, and cannabis-related accessories, including cartridges and pipes, related to the retail operations of the six dispensaries and CBD products purchased during the first quarter.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended March 31, 2019 and 2018 was $4,723,783 and $8,510,083, respectively. The decrease of $3,786,300, or 44.44%, was primarily due to an increase in operating expenses of the four dispensaries, labor, taxes, store supplies, marketing and security expenses, professional fees, consulting fees which was offset by, and the significant reduction of stock-based compensation.

Net Loss. Net loss for the three months ended March 31, 2019 and 2018 was $3,087,201 and $8,508,190, respectively. The decrease of $5,420,989, or 63.71%, was primarily due to an increase in revenues and decrease of stock-based compensation.and offset by increases in cost of goods sold, operating expenses related to retail operations of the five dispensaries. and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the three months ended March 31, 2019 and 2018 of $3,087,201 and $8,508,190, respectively and have an accumulated deficit of $45,409,437 as of March 31, 2019.

As of March 31, 2019, the Company had $1,526,154 cash on hand as compared to $1,313,645 as of December 31, 2018. For the three months ended March 31, 2019, the Company reported loss from operations of $3,087,201 and net cash increase of $212,509.

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

During the three months ended March 31, 2019, we financed our operations through the remaining proceeds from various private placement offerings conducted by the Company during 2018 and March 2019. During the first quarter of 2019, the Company financed its operations from the remaining proceeds from the Company’s April offering, which closed in June 2018 and resulted in total gross proceeds of $2,584,765 and from our June offering which closed during September 2018 and resulted in total gross proceeds of $475,000 and our March 2019 offering which resulted in total gross proceeds of $777,000 to finance our operations.

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

Operating Cash Flows. Net cash used in operating activities for the three months ended March 31, 2019 was $657,636 which was due to the net loss from operations, net of common stock issued for services, the increase of inventory, accounts payable, accrued expenses, advances payable, lease liability and deposits offset by the decrease in accounts receivable, prepaid inventory and prepaid expenses.

Investing Cash Flows. Net cash used in investing activities for the three months ended March 31,2019 was $440,427, which was due to purchase of leasehold improvements and equipment; legal fees on patent application costs; investments in closely held businesses and construction on facilities still not put into service.

Financing Cash Flows. Net cash provided by financing activities for the three months ended March 31, 2019 was $1,310,572, which was due to our March 2019 capital raises, investment in California subsidiaries and contributions by non-controlling interests.

Material Capital Expenditure Commitments

The Company has upcoming capital commitments:

Remaining construction of three remaining dispensaries in Puerto Rico	$600,000
Purchase of building in Puerto Rico	$1,000,000
Purchase of equipment, furniture and fixtures and finish out of Palm Springs dispensary	$2,000,000
Purchase of equipment in Point Arena	$500,000

The capital committed is for construction of existing leased units in Puerto Rico, which are currently in different phases of construction. The Company estimates construction be completed by December 31, 2019. However, no assurance can be given. In May, 2018, the Company signed an option purchase agreement to acquire a building for a potential dispensary location in Condado, San Juan, Puerto Rico. The Company anticipates to execute the option and subsequently close on the purchase of the building on May 31, 2019. However, no assurance can be given that the Company will exercise its option, or that the purchase of the building will be completed. The Company plans to use current funds to complete construction of its dispensary locations in Puerto Rico. The Company estimates construction of Palm Springs dispensary to be completed in the fourth quarter 2019. However, no assurance can be given. The Company estimates purchase of equipment and beginning of operations of manufacturing in Point Arena to begin in the third quarter 2019. However, no assurance can be given. The Company has capital raises open for the Palm Springs dispensary and Point Arena manufacturing operation. To date, approximately $333,000 has been raised.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “ smaller reporting company” as defined by item of regular 8-K, the Company is not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended March 31, 2019, the Company issued an aggregate of 621,600 shares of Common Stock and 207,200 two year warrants to purchase common stock to a group of investors who purchased in the Company’s private placement. The shares and warrants were issued pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”).

During the quarter ended March 31, 2019, the Company issued 17,857 shares of common stock to BYB Extreme Fighting Series LLC pursuant to their sponsorship agreement. The shares were issued pursuant to the 4A(2) exemption under the Act.

During the quarter ended March 31, 2019, the Company also authorized the issuance of an aggregate of 744,508 shares of common stock to employees and consultants although the shares were not issued until April 2019. The shares were issued pursuant to the 4A(2) exemption under the Act.

During the quarter ended March 31, 2019, the Company authorized the issuance of 11,666,998 shares of common stock to Chemesis International pursuant to the share exchange. The shares were not issued until April 2019. The shares were issued pursuant to the 4(A)(2) exemption under the Act.

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

GSRX INDUSTRIES INC.

Date: May 15, 2019	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

