Form 10-Q
period 2019-06-30
GSRX INDUSTRIES INC.
filed 2019-09-20
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2019

Commission File Number: 333-141929

GSRX INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

Building No. 3, P.R. 606, int. Jose Efron Ave.

Dorado, Puerto Rico 00646

(Address of principal executive offices)

(214) 808-8649

Registrant’s telephone number, including area code

Former address if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 20, 2019, the registrant had 80,653,142 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	“Unaudited”
Assets

Current Assets
Cash	$843,612	$1,313,645
Cash, held in escrow	422,856	-
Accounts Receivable	22,498	37,090
Inventory	403,610	360,460
Prepaid Inventory	179,971	514,515
Prepaid Expenses	21,300	23,800
Total Current Assets	1,893,847	2,249,510

Fixed Assets
Furniture, Fixtures and Equipment	550,228	464,832
Building, Land and Leasehold Improvements	2,179,621	2,197,191
Accumulated Depreciation	(206,419)	(108,421)
Total Net Fixed Assets	2,523,430	2,553,602

Other Assets
Licenses	812,685	812,300
Deposits	272,460	399,551
Patent Application Costs (Note 7)	1,943,934	1,808,388
Investments, fair value (Note 2)	10,864,892	-
Investments, cost method (Note 2)	70,000	-
Right of Use (Note 2)	2,621,383	-
Construction in Progress (Note 5)	648,876	777,294
Total Other Assets	17,234,230	3,797,533

Total Assets	$21,651,507	$8,600,645

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$533,784	$721,939
Accrued Expenses	86,074	1,463
Lease Liability - current (Note 2)	590,139	-
Advances Payable	1,100	1,100
Total Current Liabilities	1,211,097	724,502

Long Term Liabilities
Lease Liability - non curent (Note 2)	2,258,129	-
Total Long Term Liabilities	2,258,129	-

Total Liabilities	3,469,226	724,502

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 59,086,236 and 45,235,533 issued and outstanding; 504,906 and 799,770 authorized but not issued as of June 30, 2019 and December 31, 2018, respectively	59,592	46,036
Joint venture equity	-	-
Additional paid-in capital	65,745,472	49,750,553
Retained Deficit	(47,605,042)	(42,322,236)
Equity Attributable to GSRX Industries Inc.	18,200,023	7,474,354
Non-Controlling Interest	(17,742)	401,789

Total Stockholders’ Equity	18,182,281	7,876,143

Total Liabilities and Stockholders’ Equity	$21,651,507	$8,600,645

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Six Months Ended June 30, 2019 and 2018

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	“Unaudited”	“Unaudited”	“Unaudited”	“Unaudited”
Revenues
Revenues	$3,439,225	$353,430	$6,305,304	$355,626
Cost of Goods Sold	2,097,844	200,357	3,478,464	201,178
Gross Profit	1,341,381	153,073	2,826,840	154,448

Operating Expenses
Consulting Fees	413,707	357,990	866,736	674,823
General and Administrative	1,478,002	1,138,396	3,233,356	1,544,233
Professional Fees	212,558	134,464	548,033	326,877
Depreciation Expense	56,977	22,961	101,169	22,961
Stock Based Compensation (Note 3)
Consulting Fees	90,000	2,155,500	635,107	9,450,500
Share Exchange and Ancillary Rights Agreement	-	-	1,166,700	-
Director Fees	14,161	-	30,087	300,000
Professional Fees	-	-	408,000	-
Total Stock based compensation	104,161	2,155,500	2,239,894	9,750,500
Total Operating Expenses	2,265,405	3,809,311	6,989,188	12,319,394
Loss from Operations	(924,024)	(3,656,238)	(4,162,348)	(12,164,946)

Other Income (Expenses)
Rent Income	31,500	8,585	57,256	8,585
Abandonment of Option to Purchase Building	(200,000)	-	(200,000)	-
Write of leasehold improvements and rent deposits	(654,426)	-	(654,426)	-
Unrealized loss on investments	(802,106)	-	(802,106)	-

Total Other Income (Expenses)	(1,625,032)	8,585	(1,599,276)	8,585

Loss From Operations Before Provision for Income Taxes	(2,549,056)	(3,647,653)	(5,761,624)	(12,156,361)

Provision for Income Taxes (Note 4)	-	-	-	-

Net Loss	(2,549,056)	(3,647,653)	(5,761,624)	(12,156,361)
Net Loss Attributable to Non-Controlling Interest	(353,451)	(163,952)	(478,818)	(164,470)
Net Loss Attributable to GSRX Industries Inc.	$(2,195,605)	$(3,483,701)	$(5,282,806)	$(11,991,891)

Basic loss per share	$(0.04)	$(0.08)	$(0.10)	$(0.28)

Weighted average number of common shares outstanding	59,117,117	43,150,486	52,633,839	42,246,571

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2019 and 2018

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of Shares and Warrants for Cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of Shares for Cash	-	1,964,104	-	1,965	4,352,299	-	-	4,354,264
								-
Issuance of Shares for Services	-	2,021,225	-	2,021	10,017,855	-	-	10,019,876
								-
Shares Authorized for Services, Not Issued as of Statement Date		799,770		800	1,278,831	-	-	1,279,631

Shares Issued for Purchase of Patents	-	200,000	-	200	949,800	-	-	950,000

Recognition of Non-Controlling Interest Attributable to Spirulinex, LLC	-	-	-	-	(662,721)		662,721	-

Capital Contributed by Non-Controlling Interests	-	-	-	-	-	-	350,900	350,900

Net Loss	-	-	-	-	-	(16,239,276)	(611,832)	(16,851,108)

Balance as of December 31, 2018	1,000	46,035,303	$1	$46,036	$49,750,553	$(42,322,236)	$401,789	$7,876,143

Issuance of Shares and Warrants for Cash	-	621,600	-	622	776,378	-	-	777,000

Issuance of Shares for Services	-	762,335	-	762	968,270	-	-	969,032

Issuance of Shares for Cash, Not Issued as of Statement Date	-	400,000	-	400	199,600	-	-	200,000

Shares issued in Share Exchange and Ancillary Agreement	-	11,666,998	-	11,667	12,822,031	-	-	12,833,698

Shares Authorized for Services, Not Issued as of Statement Date	-	104,906	-	105	104,056	-	-	104,161

Capital Contributed by Non-Controlling Interests	-	-	-	-	1,124,584	-	59,287	1,183,871

Net Loss	-	-	-	-	-	(5,282,806)	(478,818)	(5,761,624)

Balance as of June 30, 2019	1,000	59,591,142	$1	$59,592	$65,745,472	$(47,605,042)	$(17,742)	$18,182,281

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

	For the Six Months Ended June 30,
	2019	2018
	“Unaudited”	“Unaudited”
Cash Flow from Operating Activities
Net Loss	$(5,761,624)	$(12,156,361)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of Common Stock for Services	2,239,894	9,750,500
Depreciation Expense	101,169	22,961
Abandonment of Option to Purchase Building	200,000	-
Write of leasehold improvements and rent deposits	654,426	-
Unrealized loss on investments	802,106	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	14,592	(97,993)
Inventory	(43,150)	(300,166)
Prepaid Inventory	334,544	-
Prepaid Expenses	2,500	(72,647)
Accounts Payable	(188,156)	(5,826)
Accrued Expenses	84,611	29,613
Advances Payable	-	1,522
Lease liability - current	226,885	-
Net Cash Used in Operating Activities	(1,332,203)	(2,828,397)

Cash Flow from Investing Activities
Deposit	(280,409)	(272,900)
Purchase of Fixed Assets	(67,826)	(2,134,241)
Licenses	(385)	(309,300)
Patent Application Costs incurred	(135,546)	(572,023)
Investments, cost method	(70,000)	-
Construction in Progress	(321,679)	(41,051)
Net Cash Used in Investing Activities	(875,845)	(3,329,515)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	977,000	3,525,265
Sale of Equity in Subsidiaries	1,124,584	-
Cash Contributed by Non-controlling Interests	59,287	1,390
Net Cash Provided by Financing Activities	2,160,871	3,526,655
Net Increase (Decrease) in Cash	(47,177)	(2,631,257)
Cash at Beginning of Period	1,313,645	6,758,018
Cash at End of Period	$1,266,468	$4,126,761

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Common stock issued for Patent Application Costs	$-	$950,000.00
Common stock issued for Investments, fair value	$11,666,998	$-
Reclassification of Construction in Progress to Fixed Assets	$-	$128,822

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

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

June 30, 2019

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

Principles of Consolidation

The consolidated financial statements through June 30, 2019 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

●	100% owned subsidiary, Project 1493, LLC;
●	100% owned subsidiary, Andalucia 511, LLC;
●	51% majority owned subsidiary, Spirulinex, LLC;
●	55% majority owned subsidiary, Sunset Connect Oakland, LLC;
●	55% majority owned, Green Spirit Essentials, LLC;
●	100% owned subsidiary, Green Spirit Mendocino, LLC; and
●	100% owned subsidiary, 138 Main Street PA, LLC.
●	100% owned subsidiary, GSRX SUPES, LLC
●	100% owned subsidiary, Point Arena Supply Co., LLC
●	100% owned subsidiary, Ukiah Supply Company, LLC
●	100% owned subsidiary, Pure and Natural, LLC
●	96%% owned subsidiary, Point Arena Manufacturing, LLC
●	99% owned subsidiary, Point Arena Distribution, LLC
●	51% majority owned subsidiary, Pure and Natural-Lakeway, LLC
●	51% majority owned subsidiary, Pure and Natural One-TN, LLC
●	96% owned subsidiary, Green Room Palm Springs, LLC

All intercompany transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements that are in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At June 30, 2019 the Company had $0 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

Cash held in escrow, in the name of the Company, is held by Gunnison Bank (“Gunnison”). The escrow account was established to hold the deposits from the sale of equity in subsidiaries and hold funds for businesses under subscription agreements. There are no restrictions on the funds held by Gunnison on the Company’s behalf.

Investments, fair value

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 restricted shares of common stock of CADMF. Fair value of the investment as of June 30, 2019 was $10,864,892. CADMF is quoted on the OTC market and closed on Friday, June 28, 2019 at $1.49 per share.

Investments, cost method

Pure and Natural, LLC made a $50,000 investment on January 4, 2019 for a 10% equity and profits interest in The Zen Stop, LLC. The Zen Stop is a mobile wellness business called “Zen Stop.” The investment is carried at the cost basis as it is a private company and fair value cannot be determined.

Pure and Natural, LLC purchased 25,167 membership units in Buzznog, LLC for $20,000 on March 6, 2019. The investment is carried at the cost basis as it is a private company and fair value cannot be determined.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues by Type
Wholesale	$11,955	$-	$17,753	$-
Retail	3,427,270	353,430	6,287,551	355,626
Total	$3,439,225	$353,430	$6,305,304	$355,626

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues by State/Territory
California	$157,684	$-	$279,580	$-
Tennessee	15,353	$-	25,665	-
Texas	15,656	-	44,846	-
Puerto Rico	3,250,532	353,430	5,955,213	355,626
Total	$3,439,225	$353,430	$6,305,304	$355,626

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of June 30, 2019, the Company had not identified any uncollectible accounts.

Inventory

The Company’s inventory is stated at the lower of cost or market. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

Inventory is comprised of the following items:

	As of	As of
	June 30, 2019	December 31, 2018
Finished goods – flower	$36,515	$137,592
Finished goods – cannabis products	244,402	191,468
Finished goods – CBD products	122,693	31,400
Total	$403,610	$360,460

As of June 30, 2019, the Company had paid for inventory which had not been delivered in the amount of $179,971.

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Furniture, Fixtures and Equipment	5 – 10 years
Building and Leasehold improvements	5 - 25 years

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

Intangible Costs

The Company has incurred costs related to Patent Application Costs during the year ended December 31, 2018 and quarter ended June 30, 2019, consisting of $1,943,934 of legal fees. The patent applications will continue to be filed over the next several quarters. As the patents have not been issued as of June 30, 2019, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged to operations. (Note 7).

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

Recent Accounting Pronouncements

As of June 30, 2019 and through September 20, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. On January 1, 2019 we adopted this standard on our consolidated financial statements.

3. Equity

The following table illustrates the common stock transactions for the six months ended June 30, 2019:

Category	Common Shares
Cash, common shares	621,600
Services, common shares	762,335
Cash, common shares, not issued	400,000
Shares issued in Share Exchange and Ancillary Agreement	11,666,998
Services, authorized but not issued	104,906
Total	13,555,839

During the six months ended June 30, 2019, issued 621,600 shares of the Company’s .001 par value common stock, resulting in net proceeds of $777,000.

During the six months ended June 30, 2019, consultants received 762,335 shares of common stock for legal, professional, consulting and advisory services provided for the Company with a fair market value of $969,032.

During the six months ended June 30, 2019, issued 400,000 shares of the Company’s .001 par value common stock, resulting in net proceeds of $200,000. The shares were issued subsequent to June 30, 2019.

During the six months, the Company entered into a Share Exchange Agreement and an Ancillary Rights Agreement with Chemesis International Inc. In the Share Agreement, the Company issued 11,666,998 restricted shares of the Company’s common stock.

During the six months ended June 30, 2019, consultants received 104,906 shares of common stock for legal, professional, consulting and advisory services provided for the Company with a fair market value of $104,161.

During the six months ended June 30, 2019, the Company authorized the issuance of 15,000 shares of common stock to Dorado Consulting, LLC (Note 6) for services rendered to the Company with a fair market value of $16,500.

During the six months ended June 30, 2019, the Company authorized the issuance of 315,000 shares of common stock to Thomas Gingerich, Chief Financial Officer (Note 6), for services rendered to the Company with a fair market value of $394,500.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

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

Warrants

As of June 30, 2019, the Company had outstanding warrants to purchase 6,995,796 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
May 11, 2017	6,038,462	$.50	May 11, 2020
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
March 8, 2019	207,200	$1.75	March 7, 2021
Total	6,995,796

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the period ended June 30, 2019.

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

June 30, 2019

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

On April 29, 2019, the investor transferred his partial interest from Point Arena Distribution, LLC to Green Room Palm Springs, LLC. The investor also contributed the unit price difference of $2,857.

On June 10, 2019 the Company sold partial interests in its wholly owned subsidiaries to an investor as follows:

Subsidiary	% Sold	Amount Received
Point Arena Manufacturing, LLC	2.5%	$208,435
Green Room Palm Springs, LLC	2.0%	211,428
Total		$419,863

As a result of the transaction, the Company reported $411,465 as additional paid in capital and $8,398 as included in non-controlling interest.

Share Exchange and Ancillary Rights Agreements – Chemesis International Inc.

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company receives 7,291,874 restricted shares of common stock of CADMF and CADMF receives 11,666,998 restricted shares of the Company’s common stock. Closing date of the transaction was March 30, 2019. The exchange allows a mutual leak out. Beginning six months after the closing date, the Company shall be able to sell up to 1,215,313 of the CADMF shares and CADMF shall be able to sell 1,944,500 of the Company’s shares every six months, subject to compliance with any applicable securities laws and stock exchange rules.

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

The Company recognized no compensation attributable to the Ancillary Rights Agreement during the period ended June 30, 2019.

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Six Months Ended
June 30, 2019
Net loss attributable to GSRX Industries Inc.	$(5,761,624)
Net Loss Attributable to Non-Controlling Interests	(478,818)
Change from net loss attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$(5,282,806)

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

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

Effective July 1, 2019, the Company entered into an amended and restated executive consulting agreement with the CEO. Pursuant to the agreement, the Company agreed to pay the Executive Chairman compensation as follows: (i) a monthly cash fee of $0 – $15,000, based on the Company’s monthly revenues, payable in accordance with the Company’s standard payroll practices; and (ii) 200,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately, and (iii) an acceleration of 14 quarters of the quarterly shares upon a change of control in the Company.

Effective July 1, 2019, the Company entered into an amended and restated executive consulting agreement with the CFO. Pursuant to the agreement, the Company agreed to pay the Executive Chairman compensation as follows: (i) a monthly cash fee of $0 – $15,000, based on the Company’s monthly revenues, payable in accordance with the Company’s standard payroll practices; and (ii) 200,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately and (iii) an acceleration of 14 quarters of the quarterly shares upon a change of control in the Company.

During the six months ended June 30, 2019, the CEO and CFO were paid $130,000 and $91,250, respectively.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

Effective July 1, 2019, the Company entered into an amended and restated executive consulting agreement with the Executive Chairman. Pursuant to the agreement, the Company agreed to pay the Executive Chairman compensation as follows: (i) a monthly cash fee of $0 – $15,000, based on the Company’s monthly revenues, payable in accordance with the Company’s standard payroll practices; and (ii) 700,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately and (iii) an acceleration of 14 quarters of the quarterly shares upon a change of control in the Company.

During the six months ended June 30, 2019, Dorado was paid $46,000.

On April 9, 2018 the Company entered into a consulting agreement with GP Consulting, LLC, an entity owned by Gabrielle Pinto, daughter of Christian Briggs. GP Consulting, LLC, through its employee Gustavo Pinto, serves as the VP of Operations – Puerto Rico (“VP Ops”). Pursuant to the agreement, Gustavo Pinto, , the Company agreed to pay to the VP Ops a monthly fee of $15,000, plus expenses for services and duties customarily performed by and customary to the role of VP Ops.

Effective July 1, 2019, the Company entered into an amended and restated executive consulting agreement with the GP Consulting. Pursuant to the agreement, the Company agreed to pay the Executive Chairman compensation as follows: (i) a monthly cash fee of $15,000, payable in accordance with the Company’s standard payroll practices; and (ii) 50,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

During the quarter ended June 30, 2019, Dorado was paid $71,196.

7. Patent Application Costs and Intangible Assets

The Company has applied for patents which it believes are a new, original and ornamental design for Oral Consumable Flakes. The patents use the methods of preparing solulizable, encapsulated plant-based compositions.

During the six months ended June 30, 2019, the Company did not incur any legal and associated costs for the multiple patent applications.

As the patents have not been issued as of June 30, 2019, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

8. Commitments and Contingencies

Lease Commitments

The Company leases various facilities under operating leases which expire at various dates through June 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. As of January 1, 2019 the Company adopted ASC 842 requiring lessees to record assets and liabilities on the balance sheet. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Lease expense for the quarters ended June 30, 2019 and 2018 was $437,973 and $51,860, respectively.

Aggregate future lease liability payments under ASC 842 are as follows:

2019	$750,390
2020	670,116
2021	658,028
2022	615,313
2023	444,917
Thereafter	516,436
Total	$3,655,200

Option to Purchase Building

On May 14, 2018 and November 20, 2018, Andalucia 511, LLC, through its parent company, Project 1493, LLC remitted $50,000 payments for the purpose of extending the option to purchase a building located at 1022 Ashford Avenue in Santuree, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company will also pay $6,000 rent for the duration of the option agreement. On March 27, 2019 a $100,000 payment was made to extend the option to May 31, 2019. On May 21, 2019 the Company elected to forego the purchase of the building. The Company notified the Option holder of the decision, and released the $200,000 funds held in escrow to the Option holder and terminated the agreement to purchase the building.

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of June 30, 2019 and September 18, 2019 the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

Green Spirit Mendocino, LLC holds a provisional license which expires April 4, 2020. The provisional license was issued by the Bureau of Cannabis Control (“BCC”) while the annual application is pending final approval. Point Arena Manufacturing, LLC (“PAM”) holds a Non-Volatile Type 6 Manufacturing license was issued a provisional license on April 24, 2019 and expires on May 15, 2020. Point Arena Distribution, LLC holds a Distribution Type 11 license issued by the BCC which expires on June 27, 2020.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2019

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

Effective July 1, 2019, the Company entered into an amended and restated executive consulting agreement with the Grainer. Pursuant to the agreement, the Company agreed to pay the Executive Chairman compensation as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 50,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

9. Subsequent Events

Share Exchange Agreement

Effective August 28, 2019, eight shareholders of the Company into a Share Exchange Agreement with Chemesis International, Inc. (“Chemesis”), pursuant to which the shareholders exchanged 42,534,454 common shares and 1,000 preferred shares of GSRX for 14,880,705 shares of Chemesis. As a result of the exchange and as of September 19, 2019 Chemesis owned 54,201,452 shares or 67.20% of the Company.

Private Placement

On July 18, 2019, the Company conducted a private placement, pursuant to which it sold 412,000 shares of Common Stock, at a purchase price of $0.50 per share, to an investor, resulting in net proceeds to the Company of $206,000. The shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”).

Bonus of Common Shares

On July 4, 2019, the Board of Directors approved the following bonus shares for consultants and officers:

GP Consulting, LLC	100,000
ACB Management, Inc.	50,000
MH Legal Services, LLC	250,000
Tom Gingerich	100,000
Les Ball	100,000
Dorado Consulting, LLC	100,000
Steve Farkas	25,000
Harlan Ribnik	25,000

Warrant Modification

On July 31, 2019 the Board of Directors approved the reduction of exercise price of certain warrants from $.50 to $.005 in order to maintain certain officers and directors.

Acceleration of Shares due to Change of Control

On July 31, 2019, the Board of Directors elected to effectuate Section 9 of Consulting Agreements to accelerate 14 quarters of bonus shares due to change of control. Shares issued are as follow:

Dorado Consulting, LLC	12,800,000
Les Ball	2,900,000
Tom Gingerich	2,900,000
GP Consulting, LLC	600,000
John Grainer	700,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

This Management’s Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Effective August 28, 2019, eight shareholders of the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Chemesis International, Inc. (“Chemesis”), pursuant to which the shareholders exchanged 42,534,454 common shares and 1,000 shares of preferred stock of the Company for 14,880,705 shares of Chemesis. As a result and as of the date hereof, Chemesis owns 54,201,452 common shares or 67.20% of the Company.

As of the date of this Report, we have financed operations through a combination of equity financings including net proceeds from the private placements of stock. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements until the end of 2019, at which point we anticipate nearing or reaching cash-flow breakeven. See “Liquidity and Capital Resources”.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our operations during the three months ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/2019 (unaudited)	6/30/2018 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	3,439,225	353,430	3,085,795	873.09%
Cost of Goods Sold	2,097,844	200,357	1,897,487	947.05%
Operating expenses	2,265,405	3,809,311	(1,543,906)	(40.53)%
Net loss	(2,195,605)	(3,483,701)	1,288,096	36,98%
Loss per share of common stock	$(0.04)	$(0.08)	$.04	50.00%

We recorded a net loss of $2,195,605 for the three months ended June 30, 2019.

Revenue. Total revenue for the three months ended June 30, 2019 and 2018 was $3,439,225 and $353,430, respectively. The increase of $3,085,795, or 873.09%, was due to the revenues generated by operations of the five (5) Green Spirit RX dispensaries in Puerto Rico, and The Green Room dispensary, CBD sales from Pure and Natural and retail sales from the Pure and Natural One kiosk during the third quarter.

Cost of Goods Sold. Total cost of revenue for the three months ended June 30, 2019 and 2018 was $2,097,844 and $200,357, respectively. The increase of $1,897,487, or 947.05%, was due to an increase in inventory purchases of cannabis products, including flowers, cream, oils and edibles, and cannabis-related accessories, including cartridges and pipes, related to the retail operations of the six dispensaries and CBD products purchased during the first quarter necessary for the increase in revenues.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended June 30, 2019 and 2018 was $2,265,405 and $3,809,311, respectively. The decrease of $1,543,906, or 40.53%, was primarily due to a significant reduction of the stock-based compensation; and an increase in operating expenses of the six dispensaries, labor, taxes, store supplies, marketing and security expenses, professional fees and consulting fees.

Net Loss. Net loss for the three months ended June 30, 2019 and 2018 was $2,195,605 and $3,483,701, respectively. The decrease of $1,288,096, or 36,98%, was primarily due to an increase in revenues and decrease of stock-based compensation, offset by increases in cost of goods sold, operating expenses related to retail operations of the six dispensaries and CBD location.

Six Months Ended June 30, 2019 and June 30, 2018

We recorded a net loss of $5,282,806 for the six months ended June 30, 2019.

Revenue. Total revenue for the six months ended June 30, 2019 and 2018 was $6,305,304 and $355,626, respectively. The increase of $5,949,678, or 1,773.01%, was primarily due to operations increasing from four to six retail dispensaries, website and retail sales of CBD products.

Cost of Goods Sold. Total cost of revenue for the six months ended June 30, 2019 and 201 was $3,478,464 and $201,178, respectively. The increase of $3,277,286 or 1,729.04%, was due to operations increasing from four to six retail dispensaries, website and retail sales of CBD products.

Total Operating Costs. Selling, general, administrative and operating expenses for the six months ended June 30, 2019 and 2018 was $6,989,188 and $12,319,394, respectively. The decrease of $5,330,206, or 43.27%, was primarily due to significant decrease in stock based compensation paid to officers, directors and consultants for services rendered, offset by an increase in overhead expenses incurred to operate the business.

Net Loss. Net Loss for the six months ended June 30, 2019 and 2018 was $5,282,806 and $11,991,891, respectively. The decrease of $6,709,085, or 55.95%, was primarily due to stock based compensation paid to officers, directors and consultants for services rendered and overhead expenses incurred to operate the business.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the six months ended June 30, 2019 and 2018 of $5,282,806 and $11,991,991, respectively, and have an accumulated deficit of $47,605,042 as of June 30, 2019.

As of June 30, 2019, the Company had $1,266,468 cash on hand as compared to $1,313,645 as of December 31, 2018. For the six months ended June 30, 2019, the Company reported loss from operations of $5,282,806 and net cash decrease of $47,177.

Sources of Liquidity

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since May 2017, we have raised capital through private sales of our securities and joint ventures. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate sufficient revenue and/or raise capital to support our operations.

During the six months ended June 30, 2019, we financed our operations through the remaining proceeds from various private placement offerings conducted by the Company during 2018 and the first and second quarters of 2019. On March 8, 2019, the Company conducted a private placement, pursuant to which sold 621,600 shares of the Company’s common stock at a purchase price of $1.25 per share, resulting in net proceeds to the Company of $777,000. On June 4, 2019, the Company conducted a private placement, pursuant to which it sold 400,000 shares of the Company’s common stock at purchase price of $0.50 per share, resulting in net proceeds to the Company of $200,000.

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

Operating Cash Flows. Net cash used in operating activities for the six months ended June 30, 2019 was $1,332,203 which was due to the net loss from operations, net of common stock issued for services, the increase of inventory and accounts payable. The loss was offset by the decrease in accounts receivable, prepaid inventory, prepaid expenses and accrued expenses.

Investing Cash Flows. Net cash used in investing activities for the six months ended June 30, 2019 was $875,845, which was due to increase of deposits, purchase of leasehold improvements and equipment; legal fees on patent application costs; investments in closely held businesses and construction on facilities still not put into service.

Financing Cash Flows. Net cash provided by financing activities for the six months ended June 30, 2019 was $2,160,871, which was due to our March and June 2019 capital raises, sale of equity investments in California subsidiaries and contributions by non-controlling interests.

Material Capital Expenditure Commitments

The Company has upcoming capital commitments:

Remaining construction of three remaining dispensaries in Puerto Rico	$600,000

Purchase of equipment, furniture and fixtures and finish out of Palm Springs dispensary	$1,200,000
Purchase of equipment in Point Arena	$100,000

The capital committed is for construction of existing leased units in Puerto Rico, which are currently in different phases of construction. The Company estimates construction to be completed by December 31, 2019. However, no assurance can be given. The Company plans to use current funds to complete construction of its dispensary locations in Puerto Rico. The Company estimates construction of Palm Springs dispensary to be completed in the second quarter 2020. However, no assurance can be given. The Company estimates purchase of equipment and beginning of operations of manufacturing in Point Arena to begin in the fourth quarter 2019. However, no assurance can be given. The Company has capital raises open for the Palm Springs dispensary and Point Arena manufacturing operation. As of June 30, 2019, approximately $756,292 has been raised. Subsequently, the Company raised an additional $208,335.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by item of regular 8-K, the Company is not required to provide information required by this item.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended June 30, 2019, the Company conducted a private placement, pursuant to which it sold 400,000 shares of Common Stock, at a purchase price of $0.50 per share, to an investor, resulting in net proceeds to the Company of $200,000. The shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”).

During the quarter ended June 30, 2019, the Company also authorized the issuance of an aggregate of 104,906 shares of common stock to employees, directors and consultants although the shares were not issued until July 2019. The shares were issued pursuant to the 4A(2) exemption under the Act.

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

GSRX INDUSTRIES INC.

Date: September 20, 2019	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

