Form 10-Q
period 2019-09-30
GSRX INDUSTRIES INC.
filed 2019-11-19
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2019

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

As of November 19, 2019, the registrant had 80,853,142 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	“Unaudited”
Assets

Current Assets
Cash	$581,569	$1,313,645
Cash, held in escrow	528,570	-
Accounts Receivable	74,889	37,090
Inventory	434,282	360,460
Prepaid Inventory	356,868	514,515
Prepaid Expenses	21,300	23,800
Total Current Assets	1,997,478	2,249,510

Fixed Assets
Furniture, Fixtures and Equipment	555,281	464,832
Building, Land and Leasehold Improvements	2,179,621	2,197,191
Accumulated Depreciation	(263,396)	(108,421)
Total Net Fixed Assets	2,471,506	2,553,602

Other Assets
Licenses	812,300	812,300
Deposits	276,960	399,551
Patent Application Costs (Note 7)	1,943,934	1,808,388
Investments, fair value (Note 2)	4,422,522	-
Investments, cost method (Note 2)	70,000	-
Right of Use (Note 2)	2,421,372	-
Construction in Progress (Note 5)	682,274	777,294
Total Other Assets	10,629,362	3,797,533

Total Assets	$15,098,346	$8,600,645

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$732,072	$721,939
Accrued Expenses	110,010	1,463
Lease Liability - current (Note 2)	459,053	-
Advances Payable	1,100	1,100
Total Current Liabilities	1,302,235	724,502

Long Term Liabilities
Lease Liability - non curent (Note 2)	2,258,129	-
Total Long Term Liabilities	2,258,129	-

Total Liabilities	3,560,364	724,502

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)
Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 80,853,142 and 45,235,533 issued and outstanding; 0 and 799,770 authorized but not issued as of September 30, 2019 and December 31, 2018, respectively	80,854	46,036
Additional paid-in capital	83,073,624	49,750,553
Retained Deficit	(71,618,632)	(42,322,236)
Equity Attributable to GSRX Industries Inc.	11,535,847	7,474,354
Non-Controlling Interest	2,135	401,789

Total Stockholders’ Equity	11,537,982	7,876,143

Total Liabilities and Stockholders’ Equity	$15,098,346	$8,600,645

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2019 and 2018

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	“Unaudited”	“Unaudited”	“Unaudited”	“Unaudited”
Revenues
Revenues	$2,757,158	$664,400	$9,062,462	$1,020,026
Cost of Goods Sold	1,431,656	409,348	4,910,120	610,526
Gross Profit	1,325,502	255,052	4,152,342	409,500

Operating Expenses
Consulting Fees	458,233	282,673	1,324,969	957,496
General and Administrative	1,414,838	1,274,138	4,648,194	2,818,371
Abandonment of Option to Purchase Building	-	-	200,000	-
Write of leasehold improvements and rent deposits	-	-	654,426	-
Professional Fees	155,375	370,533	703,408	697,410
Depreciation Expense	56,977	47,865	158,146	70,826
Stock Based Compensation (Note 3)
Consulting Fees	16,547,800	222,847	17,182,907	9,673,347
Share Exchange and Ancillary Rights Agreement	-	-	1,166,700	-
Director Fees	47,000	-	77,087	300,000
Professional Fees	282,000	-	690,000	-
Total Stock based compensation	16,876,800	222,847	19,116,694	9,973,347
Total Operating Expenses	18,962,223	2,198,056	26,805,837	14,517,450
Loss from Operations	(17,636,721)	(1,943,004)	(22,653,495)	(14,107,950)

Other Income (Expenses)
Rent Income	31,500	42,028	88,756	50,613
Unrealized loss on investments	(6,442,370)	-	(7,244,476)	-

Total Other Income (Expenses)	(6,410,870)	42,028	(7,155,720)	50,613

Loss From Operations Before Provision for Income Taxes	(24,047,591)	(1,900,976)	(29,809,215)	(14,057,337)

Provision for Income Taxes (Note 4)	-	-	-	-

Net Loss	(24,047,591)	(1,900,976)	(29,809,215)	(14,057,337)
Net Loss Attributable to Non-Controlling Interest	(34,001)	(245,231)	(512,819)	(409,701)
Net Loss Attributable to GSRX Industries Inc.	$(24,013,590)	$(1,655,745)	$(29,296,396)	$(13,647,636)

Basic loss per share	$(0.33)	$(0.04)	$(0.49)	$(0.32)

Weighted average number of common shares outstanding	73,793,792	42,991,326	59,764,667	44,456,536

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of Shares and Warrants for Cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of Shares for Cash	-	1,964,104	-	1,965	4,352,299	-	-	4,354,264
								-
Issuance of Shares for Services	-	2,021,225	-	2,021	10,017,855	-	-	10,019,876
								-
Shares Authorized for Services, Not Issued as of Statement Date		799,770		800	1,278,831	-	-	1,279,631

Shares Issued for Purchase of Patents	-	200,000	-	200	949,800	-	-	950,000

Recognition of Non-Controlling Interest Attributable to Spirulinex, LLC	-	-	-	-	(662,721)		662,721	-

Capital Contributed by Non-Controlling Interests	-	-	-	-	-	-	350,900	350,900
								-
Net Loss	-	-	-	-	-	(16,239,276)	(611,832)	(16,851,108)

Balance as of December 31, 2018	1,000	46,035,303	$1	$46,036	$49,750,553	$(42,322,236)	$401,789	$7,876,143

Issuance of Shares and Warrants for Cash	-	1,433,600	-	1,434	1,181,566	-	-	1,183,000

Issuance of Shares for Services	-	21,717,241	-	21,717	16,731,476	-	-	16,753,193

Issuance of Shares for Cash, Not Issued as of Statement Date	-	-	-	-	-	-	-	-

Shares issued in Share Exchange and Ancillary Agreement	-	11,666,998	-	11,667	12,822,031	-	-	12,833,698

Reduction of warrant exercise price	-	-	-	-	1,196,800	-	-	1,196,800

Capital Contributed by Non-Controlling Interests	-	-	-	-	1,391,198	-	113,165	1,504,363
					-		-
Net Loss	-	-	-	-	-	(29,296,396)	(512,819)	(29,809,215)

Balance as of September 30, 2019	1,000	80,853,142	$1	$80,854	$83,073,624	$(71,618,632)	$2,135	$11,537,982

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

	For the Nine Months Ended September 30,
	2019	2018
	“Unaudited”	“Unaudited”
Cash Flow from Operating Activities
Net Loss	$(29,809,215)	$(14,057,337)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of Common Stock for Services	17,919,894	9,973,347
Reduction of warrant exercise price	1,196,800	-
Depreciation Expense	158,146	70,826
Abandonment of Option to Purchase Building	200,000	-
Write of leasehold improvements and rent deposits	654,426	-
Unrealized loss on investments	7,244,476	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	(37,799)	(105,333)
Inventory	(73,822)	(839,807)
Prepaid Inventory	157,647	-
Prepaid Expenses	2,500	(3,862)
Accounts Payable	10,132	283,535
Accrued Expenses	108,547	36,961
Lease liability - current	295,810	-
Net Cash Used in Operating Activities	(1,972,458)	(4,641,670)

Cash Flow from Investing Activities
Deposit	(284,909)	(299,080)
Purchase of Fixed Assets	(72,879)	(2,252,044)
Licenses	-	(309,300)
Patent Application Costs incurred	(135,546)	(632,368)
Investments, cost method	(70,000)	-
Construction in Progress	(355,077)	(353,076)
Net Cash Used in Investing Activities	(918,411)	(3,845,868)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	1,183,000	4,799,764
Advances Payable	-	100
Cash Contributed by Non-controlling Interests	1,504,363	1,390
Net Cash Provided by Financing Activities	2,687,363	4,801,254
Net Decrease in Cash	(203,506)	(3,686,284)
Cash at Beginning of Period	1,313,645	6,758,018
Cash at End of Period	$1,110,139	$3,071,734

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Common stock issued for Patent Application Costs	$-	$950,000.00
Common stock issued for Investments, fair value	$11,666,998	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

Liquidity, Financial Condition and Management Plan

Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

We have secured additional funding from our parent company, Chemesis, until we are able to raise revenues to a point of positive cash flow, which is anticipated in 2020. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2020. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds.

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

Principles of Consolidation

The consolidated financial statements through September 30, 2019 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

●	100% owned subsidiary, Project 1493, LLC;
●	100% owned subsidiary, Andalucia 511, LLC;
●	51% majority owned subsidiary, Spirulinex, LLC;
●	55% majority owned subsidiary, Sunset Connect Oakland, LLC;
●	55% majority owned, Green Spirit Essentials, LLC;
●	100% owned subsidiary, Green Spirit Mendocino, LLC; and
●	100% owned subsidiary, 138 Main Street PA, LLC.
●	100% owned subsidiary, GSRX SUPES, LLC
●	100% owned subsidiary, Point Arena Supply Co., LLC
●	100% owned subsidiary, Ukiah Supply Company, LLC
●	100% owned subsidiary, Pure and Natural, LLC
●	94% owned subsidiary, Point Arena Manufacturing, LLC
●	100% owned subsidiary, Point Arena Distribution, LLC
●	51% majority owned subsidiary, Pure and Natural-Lakeway, LLC
●	51% majority owned subsidiary, Pure and Natural One-TN, LLC
●	95% owned subsidiary, Green Room Palm Springs, LLC

All intercompany transactions have been eliminated in the consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

Use of Estimates and Assumptions

The preparation of the consolidated financial statements that are in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At September 30, 2019 the Company had $0 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Cash held in escrow, in the name of the Company, is held by Gunnison Bank (“Gunnison”). The escrow account was established to hold the deposits from the sale of equity in subsidiaries and hold funds for businesses under subscription agreements. There are no restrictions on the funds held by Gunnison on the Company’s behalf.

Investments, fair value

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 restricted shares of common stock of CADMF. Fair value of the investment as of September 30, 2019 was $4,422,522. CADMF is quoted on the OTC market and closed on Monday, September 30, 2019 at $0.6065 per share.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues by Type
Wholesale	$852	$9,029	$51,180	$107,281
Retail	2,756,306	655,371	9,011,282	912,745
Total	$2,757,158	$664,400	$9,062,462	$1,020,026

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues by State/Territory
California	$175,810	$136,457	$409,803	$356,918
Tennessee	12,814	$-	38,479	-
Texas	2,648	-	90,915	-
Puerto Rico	2,565,886	527,943	8,523,265	663,108
Total	$2,757,158	$664,400	$9,062,462	$1,020,026

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of September 30, 2019, the Company had not identified any uncollectible accounts.

Inventory

The Company’s inventory is stated at the lower of cost or market. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

Inventory is comprised of the following items:

	As of	As of
	September 30, 2019	December 31, 2018
Finished goods – flower	$49,668	$137,592
Finished goods – cannabis products	270,748	191,468
Finished goods – CBD products	113,866	31,400
Total	$434,282	$360,460

As of September 30, 2019, the Company had paid for inventory which had not been delivered in the amount of $356,868.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Furniture, Fixtures and Equipment	5 – 10 years
Building and Leasehold improvements	5 - 25 years

Intangible Costs

The Company has incurred costs related to Patent Application Costs during the year ended December 31, 2018 and quarter ended September 30, 2019, consisting of $1,943,934 of legal fees. The patent applications will continue to be filed over the next several quarters. As the patents have not been issued as of September 30, 2019, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged to operations. (Note 7).

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

September 30, 2019

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

Recent Accounting Pronouncements

As of September 30, 2019 and through November 20, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. On January 1, 2019 we adopted this standard on our consolidated financial statements. During the nine months ended September 30, 2019, the Company recognized an additional $295,810 of rental expense charged to operations due to the adoption of the standard.

3. Equity

The following table illustrates the common stock transactions for the nine months ended September 30, 2019:

Category	Common Shares
Cash, common shares	1,433,600
Services, common shares	21,717,241
Shares issued in Share Exchange and Ancillary Agreement	11,666,998
Total	34,817,839

During the nine months ended September 30, 2019, issued 1,433,600 shares of the Company’s .001 par value common stock, resulting in net proceeds of $1,183,000.

During the nine months ended September 30, 2019, consultants received 21,717,241 shares of common stock for legal, professional, consulting and advisory services provided for the Company with a fair market value of $16,753,194.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

During the nine months ended September 30, 2019, the Company entered into a Share Exchange Agreement and an Ancillary Rights Agreement with Chemesis International Inc. In the Share Agreement, the Company issued 11,666,998 restricted shares of the Company’s common stock.

During the nine months ended September 30, 2019, the Company authorized the issuance of 12,915,000 shares of common stock to Dorado Consulting, LLC, a related party (Note 6) for services rendered to the Company with a fair market value of $9,710,500.

During the nine months ended September 30, 2019, the Company authorized the issuance of 3,000,000 shares of common stock to Leslie Ball, Chief Executive Officer (Note 6), for services rendered to the Company with a fair market value of $2,269,000.

During the nine months ended September 30, 2019, the Company authorized the issuance of 3,315,000 shares of common stock to Thomas Gingerich, Chief Financial Officer (Note 6), for services rendered to the Company with a fair market value of $2,663,500.

Acceleration of Shares due to Change of Control

On July 31, 2019, the Board of Directors elected to effectuate Section 9 of Consulting Agreements to accelerate 14 quarters of bonus shares due to change of control. A total of 19,900,000 shares were issued at a fair market value of $14,925,000. The shares are included in the amounts in the preceding paragraph. Shares issued are as follow:

Dorado Consulting, LLC, a related party	12,800,000
Les Ball	2,900,000
Tom Gingerich	2,900,000
GP Consulting, LLC	600,000
John Grainer	700,000

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

Warrants

As of September 30, 2019, the Company had outstanding warrants to purchase 6,995,796 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
May 11, 2017	6,038,462	$.50	May 11, 2020
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
March 8, 2019	207,200	$1.75	March 7, 2021
Total	6,995,796

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the period ended September 30, 2019.

Warrant Modification

On July 31, 2019 the Board of Directors approved the reduction of exercise price of certain warrants from $.50 to $.005 in order to maintain certain officers and directors. As a result of the reduced exercise price, the Company recognized an additional $1,196,800 of compensation expense.

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

Private Placements

On June 25, 2019, the Company conducted a private placement, pursuant to which it sold 400,000 shares of Common Stock, at a purchase price of $0.50 per share, to an investor, resulting in net proceeds to the Company of $200,000. The shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”).

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

On June 10, 2019 the Company sold partial interests in its wholly owned subsidiaries to an investor as follows:

Subsidiary	% Sold	Amount Received
Point Arena Manufacturing, LLC	2.5%	$208,435
Green Room Palm Springs, LLC	2.0%	211,428
Total		$419,863

As a result of the transaction, the Company reported $411,465 as additional paid in capital and $8,398 as included in non-controlling interest.

During the three months ended September 30, 2019 the Company sold partial interests in its wholly owned subsidiaries to an investor as follows:

Subsidiary	% Sold	Amount Received
Point Arena Manufacturing, LLC	2.5%	$208,335
Green Room Palm Springs, LLC	1.0%	105,714
Total		$314,049

As a result of the transaction, the Company reported $296,263 as additional paid in capital and $17,786 as included in non-controlling interest.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

The Company recognized no compensation attributable to the Ancillary Rights Agreement during the period ended September 30, 2019.

Share Exchange Agreement

Effective August 28, 2019, eight shareholders of the Company into a Share Exchange Agreement with Chemesis International, Inc. (“Chemesis”), pursuant to which the shareholders exchanged 42,534,454 common shares and 1,000 preferred shares of GSRX for 14,880,705 shares of Chemesis. As a result of the exchange Chemesis owned 54,151,035 shares or 67.03% of the Company.

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Nine Months Ended
September 30, 2019
Net loss attributable to GSRX Industries Inc.	$(28,099,596)
Net Loss Attributable to Non-Controlling Interests	(512,819)
Change from net loss attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$(28,612,415)

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

During the nine months ended September 30, 2019, the CEO and CFO were paid $190,000 and $121,250, respectively.

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

During the nine months ended September 30, 2019, Dorado was paid $66,000.

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

During the nine months ended September 30, 2019, GP Consulting was paid $120,330.

Natural Ventures Puerto Rico, a subsidiary of Chemesis, has been advanced $356,868 for future cannabis products to be delivered.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

7. Patent Application Costs and Intangible Assets

The Company has applied for patents which it believes are a new, original and ornamental design for Oral Consumable Flakes. The patents use the methods of preparing solulizable, encapsulated plant-based compositions.

During the nine months ended September 30, 2019, the Company did not incur any legal and associated costs for the multiple patent applications.

As the patents have not been issued as of September 30, 2019, no amortization has been applied against the patent costs. If the patents are approved, the Company will amortize the patent application costs over their useful lives. If the patents are not approved, the patent application costs will be expensed and charged against income.

8. Commitments and Contingencies

Lease Commitments

The Company leases various facilities under operating leases which expire at various dates through June 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. As of January 1, 2019 the Company adopted ASC 842 requiring lessees to record assets and liabilities on the balance sheet. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Lease expense for the quarters ended September 30, 2019 and 2018 was $180,316 and $327,786, respectively.

Aggregate future lease liability payments under ASC 842 are as follows:

2019	$570,074
2020	670,116
2021	658,028
2022	615,313
2023	444,917
Thereafter	516,436
Total	$3,474,884

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of September 30, 2019and November 19, 2019 the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2019

Consulting agreements

On March 3, 2019 the Company entered into an engagement letter agreement with MH Legal Services, LLC (“MH”). In connection with the engagement, the Company will pay MH compensation for in-house legal services as follows: (i) a monthly fee of Twelve thousand five hundred dollars ($12,500); and (ii) and a one-time issuance of 150,000 shares of the Company’s restricted common stock, par value $0.001 per share, due within thirty days of signing the engagement letter. MH terminated the engagement with the Company on October 16, 2019.

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

Effective August 28, 2019, eight shareholders of the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Chemesis International, Inc. (“Chemesis”), pursuant to which the shareholders exchanged 42,534,454 common shares and 1,000 shares of preferred stock of the Company for 14,880,705 shares of Chemesis. As a result and as of the date hereof, Chemesis owns 54,151,035 common shares or 67.03% of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations during the three months ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2019 (unaudited)	9/30/2018 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	2,757,158	664,400	2,092,758	314.98%
Cost of Goods Sold	1,431,656	409,348	1,022,308	249.74%
Operating expenses	17,765,423	2,198,056	15,567,367	708.23%
Net loss	(22,816,790)	(1,655,745)	(21,161,045)	1278.03. %
Loss per share of common stock	$(0.31)	$(0.04)	$(.27)	(675.00)%

We recorded a net loss of $22,816,790 for the three months ended September 30, 2019.

Revenue. Total revenue for the three months ended September 30, 2019 and 2018 was $2,757,158 and $664,400, respectively. The increase of $2,092,758, or 314.98%, was due to the revenues generated by operations of the five (5) Green Spirit RX dispensaries in Puerto Rico, and The Green Room dispensary, CBD sales from Pure and Natural and retail sales from the Pure and Natural One kiosk during the third quarter.

Cost of Goods Sold. Total cost of revenue for the three months ended September 30, 2019 and 2018 was $1,431,656 and $409,348, respectively. The increase of $1,022,308, or 249.74%, was due to an increase in inventory purchases of cannabis products, including flowers, cream, oils and edibles, and cannabis-related accessories, including cartridges and pipes, related to the retail operations of the six dispensaries and CBD products purchased during the third quarter necessary for the increase in revenues.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended September 30, 2019 and 2018 was $17,765,423 and $2,198,056, respectively. The increase of $15,567,367, or 708.23%, was primarily due to a significant increase of the stock-based compensation; and an increase in operating expenses of the six dispensaries, labor, taxes, store supplies, marketing and security expenses, professional fees and consulting fees.

Net Loss. Net loss for the three months ended September 30, 2019 and 2018 was $22,816,790 and $1,655,745, respectively. The increase of $21,161,045, or 1278.03%, was primarily due to an increase in revenues offset by the increase of stock-based compensation, increases in cost of goods sold, operating expenses related to retail operations of the six dispensaries and CBD location.

Nine Months Ended September 30, 2019 and September 30, 2018

We recorded a net loss of $28,099,596 for the nine months ended September 30, 2019.

Revenue. Total revenue for the nine months ended September 30, 2019 and 2018 was $9,062,462 and $1,020,026, respectively. The increase of $8,042,436, or 788.45%, was primarily due to operations increasing from four to six retail dispensaries, website and retail sales of CBD products.

Cost of Goods Sold. Total cost of revenue for the nine months ended September 30, 2019 and 2018 was $4,910,120 and $610,526, respectively. The increase of $4,299,594 or 704.45%, was due to operations increasing from four to six retail dispensaries, website and retail sales of CBD products.

Total Operating Costs. Selling, general, administrative and operating expenses for the nine months ended September 30, 2019 and 2018 was $25,609,037 and $14,517,450, respectively. The increase of $11,091,587, or 76.40%, was primarily due to significant increase in stock based compensation paid to officers, directors and consultants for services rendered and increase in overhead expenses incurred to operate the business as additional locations opened.

Net Loss. Net Loss for the nine months ended September 30, 2019 and 2018 was $28,099,596 and $13,647,636, respectively. The increase of $14,451,960, or 105.89%, was primarily due to stock based compensation paid to officers, directors and consultants for services rendered and overhead expenses incurred to operate the business as additional locations opened.

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

LIQUIDITY AND CAPITAL RESOURCES

We have never reported net income. We incurred net losses for the nine months ended September 30, 2019 and 2018 of $28,099,596 and $13,647,636, respectively, and have an accumulated deficit of $70,421,832 as of September 30, 2019.

As of September 30, 2019, the Company had $1,110,139 cash on hand as compared to $1,313,645 as of December 31, 2018. For the nine months ended September 30, 2019, the Company reported loss from operations of $28,099,596 and net cash decrease of $203,506.

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

During the nine months ended September 30, 2019, we financed our operations through the remaining proceeds from various private placement offerings conducted by the Company during 2018 and the first, second and third quarters of 2019. On March 8, 2019, the Company conducted a private placement, pursuant to which sold 621,600 shares of the Company’s common stock at a purchase price of $1.25 per share, resulting in net proceeds to the Company of $777,000. On June 4, 2019, the Company conducted a private placement, pursuant to which it sold 400,000 shares of the Company’s common stock at purchase price of $0.50 per share, resulting in net proceeds to the Company of $200,000. On July 5, 2019, the Company conducted a private placement, pursuant to which it sold 412,000 shares of the Company’s common stock at purchase price of $0.50 per share, resulting in net proceeds to the Company of $206,000.

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

Operating Cash Flows. Net cash used in operating activities for the nine months ended September 30, 2019 was $1,972,458 which was due to the net loss from operations, net of common stock issued for services and unrealized loss on investments, abandonment of option to purchase a building and write off of leasehold improvements and rent deposits; and the decrease of accounts receivable and inventory. The loss was offset by the increase in prepaid inventory, prepaid expenses, accounts payable, accrued expenses and current portion of lease liability.

Investing Cash Flows. Net cash used in investing activities for the nine months ended September 30, 2019 was $918,411, which was due to increase of deposits, purchase of leasehold improvements and equipment; legal fees on patent application costs; investments in closely held businesses and construction on facilities still not put into service.

Financing Cash Flows. Net cash provided by financing activities for the nine months ended September 30, 2019 was $2,687,363, which was due to our March, June and July 2019 capital raises, sale of equity investments in California subsidiaries and contributions by non-controlling interests.

Material Capital Expenditure Commitments

The Company has upcoming capital commitments:

Remaining construction of three remaining dispensaries in Puerto Rico	$600,000

Purchase of equipment, furniture and fixtures and finish out of Palm Springs dispensary	$600,000
Purchase of equipment in Point Arena	$80,000

The capital committed is for construction of existing leased units in Puerto Rico, which are currently in different phases of construction. The Company estimates construction to be completed by March 31, 2020. However, no assurance can be given. The Company plans to use current funds to complete construction of its dispensary locations in Puerto Rico. The Company estimates construction of Palm Springs dispensary to be completed in the second quarter 2020. However, no assurance can be given. The Company estimates purchase of equipment and beginning of operations of manufacturing in Point Arena to begin in the fourth quarter 2019. However, no assurance can be given. The Company has capital raises open for the Palm Springs dispensary and Point Arena manufacturing operation. As of September 30, 2019, approximately $1,070,341 has been raised.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2019, the Company conducted a private placement, pursuant to which it sold 412,000 shares of Common Stock, at a purchase price of $0.50 per share, to an investor, resulting in net proceeds to the Company of $206,000. The shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”).

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

GSRX INDUSTRIES INC.

Date: November 19, 2019	By:	/s/ Leslie Ball
Leslie Ball
Chief Executive Officer

