Form 10-K
period 2019-12-31
GSRX INDUSTRIES INC.
filed 2020-06-11
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year, December 31, 2019, was $1,635,986.

As of June 11, 2020 there are 81,799,286 shares of common stock outstanding.

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

Effective August 28, 2019, eight shareholders of the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with CADMF, pursuant to which the shareholders exchanged 42,534,454 common shares and 1,000 shares of preferred stock of the Company for 14,880,705 shares of CADMF. As a result and as of the date hereof, Chemesis owns 54,151,035 common shares or 66.20% of the Company.

On May 7, 2020 the Company entered into an option agreement (the “Option Agreement”) with a royalty right with Natural Ventures PR, LLC (“NVPR”), 80% owned NVPR to acquire 100% of the issued and outstanding membership interest of its wholly-owned subsidiary, Project 1493, LLC (the “1493 Membership Interest”). Project 1493, LLC holds all of operating and issued Puerto Rican dispensaries and cannabis licenses.

The right of NVPR to exercise the option and acquire the 1493 Membership Interest is conditional upon NVPR performing, or causing to be performed by its parent company Chemesis, the following milestones (the “Milestones”) within the applicable timelines set forth below:

(a)	paying $25,000 to the Company (the “Initial Cash Payment”), and (ii) waiving the 36-month leak-out in respect of the 729,187 common shares of Chemesis currently held by the Company, which Milestones were completed concurrently with the execution and delivery of the Option Agreement (such date, the “Effective Date”);

(b)	issuing to GSRX 5,190,000 common shares in the capital of Chemesis (the “Chemesis Shares”) within 10 months after the Effective Date. The Chemesis Shares will be subject to a 36-month leak-out schedule; and

(c)	paying an additional $2,475,000 to GSRX within 15 months after the Effective Date.

Immediately upon NVPR completing, or causing Chemesis to complete, as the case may be, each of the aforementioned Milestones within the respective timelines set out above, NVPR will be deemed to have acquired all of the 1493 Membership Interest (“Exercise of the Option”).

Upon Exercise of the Option, NVPR and the Company shall enter into a royalty agreement (the “Royalty Agreement”), the form of which was negotiated concurrent with the Option Agreement, pursuant to which NVPR shall grant to the Company a revenues interest royalty and the right to receive payments in respect thereof equal to five percent (5%) of the revenues realized by NVPR from the operations of Project 1493, LLC in Puerto Rico for a period of five years.

Prior to the Exercise of the Option, either NVPR or the Company may terminate the Option Agreement upon delivering notice to the other of its intention to terminate. If GSRX elects to terminate, then NVPR will not acquire the 1493 Membership Interest and the Company must, as a condition precedent to such election: (i) return all cash payments it received under the terms of the Option Agreement; (ii) return the Chemesis Shares (if any) it received under the terms of the Option Agreement; and (iii) pay to Chemesis a break fee of US$100,000. If NVPR elects to terminate, then NVPR will not acquire the 1493 Membership Interest and GSRX will be entitled to keep the Initial Cash Payment. Subject to termination of the Option Agreement as described above, the term of the Option is 15 months after the Effective Date.

In conjunction with the Option Agreement, on May 7, 2020, the Company entered into a security, pledge and assignment agreement (the “Security Agreement”) with NVPR which assigns and pledges to NVPR a security interest in all of the Company’s right, title and interest in and to 100% of the issued and outstanding membership interest of Project 1493, LLC.

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

Effective June 22, 2018, we changed our name to GSRX Industries Inc. Our corporate headquarters is located at Building No. 3, P.R. 606, int. Jose Efron Ave. Dorado, Puerto Rico 00646 and our telephone number is (214) 808-8649. Our website addresses are as follows: www.greenspiritrx.com, www.spirulinex.com, getpureandnatural.com and www.thegreenroomcollective.org. No information on or through websites shall be deemed to be incorporated into this Annual Report on Form 10-K. On October 1, 2019, our common stock, par value $0.001 per share (the “Common Stock”), was moved from the OTCQB to the OTC Pink tier of the OTC Markets, Inc. under the symbol “GSRX.”

Overview of Business

We operate in a rapidly evolving and highly regulated industry that will exceed $30 billion in revenue by the year 2025 as estimated by New Frontier Data, a cannabis researcher.

We are in the business of operating retail dispensaries related to the cannabis industry in Puerto Rico and California. In Puerto Rico, all of our medicinal cannabis dispensaries operate under the name “Green Spirit RX” and our dispensary in California, located in Point Arena, Mendocino County, operates under the name “The Green Room.”

Puerto Rico Operations

We are in the business of operating retail dispensaries related to the medical cannabis industry in Puerto Rico and California. As of the date of this Form 10-K, we have acquired all of the legal rights, permits, pre-qualified licenses, leasing contracts and assets pertaining to eight medical cannabis dispensaries in Puerto Rico, five of which are in operation.

Location	Status	Date Opened
Dorado	Operating	March 28, 2018
Carolina	Operating	June 1, 2018
Hato Rey	Operating	June 1, 2018
San Juan	Operating	October 2, 2018
Fajardo	Operating	December 28, 2018
Isla Verde	Permit pending	N/A
Bayamon	Permit pending	N/A
Guaynabo	Permit pending	N/A

As of the date of this report, the Isla Verde location has passed the final inspection but we are waiting for the Cannabis Board to grant the license to open; construction has been completed on the Bayamón and Guaynabo locations and we are waiting for the permits of use to apply for final inspection from the Cannabis Board.

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920,402. The proceeds were sent directly to its parent, Chemesis in exchange for a note due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. As of December 31, 2019 Chemesis repaid $300,000 of the advance. Through May 6, 2020 Chemesis repaid an additional $350,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 31, 2020 and the balance paid in full by November 6, 2020.

As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020.

On May 7, 2020 the Company entered into an option agreement (the “Option Agreement”) with a royalty right with Natural Ventures PR, LLC (“NVPR”), 80% owned NVPR to acquire 100% of the issued and outstanding membership interest of its wholly-owned subsidiary, Project 1493, LLC (the “1493 Membership Interest”). Project 1493, LLC holds all of operating and issued Puerto Rican dispensaries and cannabis licenses.

The right of NVPR to exercise the option and acquire the 1493 Membership Interest is conditional upon NVPR performing, or causing to be performed by its parent company Chemesis, the following milestones (the “Milestones”) within the applicable timelines set forth below:

(a)	paying $25,000 to the Company (the “Initial Cash Payment”), and (ii) waiving the 36-month leak-out in respect of the 729,187 common shares of Chemesis currently held by the Company, which Milestones were completed concurrently with the execution and delivery of the Option Agreement (such date, the “Effective Date”);

(b)	issuing to GSRX 5,190,000 common shares in the capital of Chemesis (the “Chemesis Shares”) within 10 months after the Effective Date. The Chemesis Shares will be subject to a 36-month leak-out schedule; and

(c)	paying an additional $2,475,000 to GSRX within 15 months after the Effective Date.

Immediately upon NVPR completing, or causing Chemesis to complete, as the case may be, each of the aforementioned Milestones within the respective timelines set out above, NVPR will be deemed to have acquired all of the 1493 Membership Interest (“Exercise of the Option”).

Upon Exercise of the Option, NVPR and the Company shall enter into a royalty agreement (the “Royalty Agreement”), the form of which was negotiated concurrent with the Option Agreement, pursuant to which NVPR shall grant to the Company a revenues interest royalty and the right to receive payments in respect thereof equal to five percent (5%) of the revenues realized by NVPR from the operations of Project 1493, LLC in Puerto Rico for a period of five years.

Prior to the Exercise of the Option, either NVPR or the Company may terminate the Option Agreement upon delivering notice to the other of its intention to terminate. If GSRX elects to terminate, then NVPR will not acquire the 1493 Membership Interest and the Company must, as a condition precedent to such election: (i) return all cash payments it received under the terms of the Option Agreement; (ii) return the Chemesis Shares (if any) it received under the terms of the Option Agreement; and (iii) pay to Chemesis a break fee of US$100,000. If NVPR elects to terminate, then NVPR will not acquire the 1493 Membership Interest and GSRX will be entitled to keep the Initial Cash Payment. Subject to termination of the Option Agreement as described above, the term of the Option is 15 months after the Effective Date.

In conjunction with the Option Agreement, on May 7, 2020, the Company entered into a security, pledge and assignment agreement (the “Security Agreement”) with NVPR which assigns and pledges to NVPR a security interest in all of the Company’s right, title and interest in and to 100% of the issued and outstanding membership interest of Project 1493, LLC.

California Operations

The Green Room

On March 7, 2018, Mendocino entered into an asset purchase agreement (the “Asset Purchase Agreement”) with a third-party seller, pursuant to which Mendocino acquired all of the assets relating to a retail cannabis business in Point Arena, Mendocino County, California for total cash consideration of $350,000.

On March 26, 2018, Mendocino was granted the local permit to operate by the City of Point Arena. On May 15, 2020, Mendocino received its State of California permit to operate its adult use and recreational cannabis dispensary.

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

On April 13, 2018, Spirulinex entered into a lease agreement for a 4,500 square foot facility located in San Francisco, California (the “Spirulinex Facility”). The Company abandoned the lease, and was assumed by the minority partner.

As of March 7, 2019, the Company terminated funding the operations of Spirulinex. As of the date of this report, the Company is in process of dissolving the LLC.

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

As of April 16, 2019, the Company terminated funding the operations of Sunset. As of the date of this report, the Company is in process of dissolving the LLC.

GS Essentials

On March 26, 2019, we entered into an operating agreement with Sunset Connect SF, Inc. (formerly Happy VA Corp.), a California corporation (“Happy”), relating to the formation of Sunset Connect Oakland, LLC, a California limited liability company (“Sunset”). Sunset was formed as a limited liability company between GSRX and Happy for the purpose of carrying out the extraction of cannabis oils for distribution in the State of California.

As of April 16, 2019, the Company terminated funding the operations of GS Essentials. As of the date of this report, the Company is in process of dissolving the LLC.

Point Arena Distribution and Manufacturing

On February 27, 2019, Point Arena Manufacturing, LLC (“PAM”) and Point Arena Distribution, LLC (“PAD”) entered into an operating lease for a 600 square foot building at 165 Main Street, Point Arena, California for five years beginning March 1, 2019 and ending February 28, 2024, for the purpose of manufacturing and distributing cannabis products. The lease has one (1) five-year option. As of the date of this report, the building is still under construction.

PAM is expected to manufacturing cannabis oil through the Type-6, non-volatile manufacturing process. The oil will then be self-distributed, via PAD, to licensees to sell as-is, or infused with other approved products, such as food and ointments.

PAD is expected to able to purchase and sell the cannabis products manufactured by PAM, arrange for testing of the products and conduct quality assurance review of packaging and labeling. PAD may also arrange for transportation of the products between licensees. PAD will be the sole distributor for PAM.

CBD Operation

Pure and Natural LLC

On October 8, 2018, the Company formed Pure and Natural LLC (“PaN”) as a wholly-owned subsidiary of the Company, for the purpose of selling its CBD products on line through its website “getpureandnatural.com.”

PaN has entered into four strategic agreements to assist in promoting and bringing brand awareness to the Pure and Natural name. PaN has entered into the following agreements: (i) on February 20, 2019 PaN and BYB Extreme Fighting Series, LLC (“BYB”) entered into a sponsorship agreement (“Agreement”) to sponsor three events of the BYB EXTREME Series. PaN will be the “Title Sponsor” and the events will be promoted as the exclusive sponsor for “BYB Brawl For It All Presented by GetPureAndNatural.com”, which includes having “GetPureAndNatural.com” on events and broadcasts, the triangle cage and mat, ring cards, advertisements, BYB website, social media posts and will be the official CBD Products of DADA 5000 and BYB Fighting Series; (ii) on March 5, 2019 PaN and JCD3 Enterprises, Inc. (“JCD3”) entered into a sponsorship agreement to sponsor a Musical Artist’s (“Artist”) 2019 musical tour. The sponsorship terminated December 31, 2019. For consideration given, the Artist will make social media posts, mention PaN in official “YouTube” videos, displays at concerts, make three (3) appearances at the PaN store in Nashville and PaN will have exclusive sponsorship rights for Artist and Artist’s tour dates with respect to its category of products and services; (iii) on March 4, 2019, PaN and Buzznog, LLC entered into a Preferred Partner and Advertising Agreement allowing PaN to sell cannibidiol products on Buzznog’s website, mobile applications and platforms. PaN will pay Buzznog 20% of the gross profit margin on all products sold using Buzznog’s sites. The agreement has a term of three years from the moment of its coming into effect; and (iv) on February 27, 2019 PaN and Matt Sorum (“Sorum”) entered into an Endorsement Licensing and Co-Branding Agreement, to develop, market, promote and sell a unique Matt Sorum Product Line for dietary supplements derived from hemp containing 0% THC. The Agreement is for an initial three year term, beginning February 27, 2019 and ending February 26, 2022. The Agreement was terminated by Sorum on January 24, 2020.

Business Model

Medical Cannabis Products:

We operate as a service business specializing in the sale of medical cannabis, edibles and paraphernalia, including, oils, lotions, THC pills, vaporizers, rigs, grinders, t-shirts, hats, logo items, and bongs and pipes with vaporizer attachments through our strategically located licensed dispensaries.

In Puerto Rico, we had entered into a long-term supply agreement (the “Supply Agreement”) to purchase our products from one of the largest growers on the island who operates a state-of-the art facility, currently has multiple strands of cannabis flower available and is able to produce up to 200 pounds a month. Pursuant to the terms of the Supply Agreement, the supplier agreed to sell products to us, upon the issuance by the Department of Health of Puerto Rico of the requisite operating permit for each of the dispensaries, at up to a 20% discount to current wholesale market prices.

In California, we are currently operating one (1) dispensary in Point Arena. On March 6, 2019 we signed a lease to operate a dispensary in Palm Springs, which is in the planning and permit phase; we received local permits for a manufacturing facility and distribution business (from growers and manufacturers to retailers) in Point Arena and currently in the planning and state permit phases of such businesses. Mendocino also holds a delivery license, which enables the dispensary to pick up and deliver products in any county in California which allows a delivery service. Similar to platforms such as “Uber Eats” or “Grub Hub”, a customer may place an order by telephone or the internet, and a driver will deliver the requested product to the customer’s doorstep. The driver may carry a maximum of $3,000 of product (retail value).

1493 holds five licenses and (3) pre-qualified locations in Puerto Rico, three of which are in various phases of development and construction. Currently, we have one (1) dispensary in operation in California and five (5) in Puerto Rico.

Our current fixed overhead, which includes our ongoing leasing obligations, is approximately $85,000 per month. We anticipate that fixed overhead will increase at such time as more dispensaries begin operations. In addition, we expect that our fixed costs will continue to increase so long as we are successful in our plan of expansion. We anticipate supporting our operations through the anticipated revenue once the dispensaries and other operations become fully operational and, if necessary, through the sale of our securities in order to complete the development of our dispensaries. However, there can be no assurance that we will be successful in raising sufficient revenues necessary to support our operations, or that we will be successful in selling our securities.

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

The Company intends to produce and distribute its CBD products in various delivery forms including gels, tinctures, balms, pain creams, face masks, vape pens and energy packs. The Company’s CBD operations will be completed through Pure and Natural, LLC (“PaN”) via wholesale and online sales via its website “getpureandnatural.com.”

On December 17, 2018, PaN entered into an operating lease for a 1,725 square foot CBD retail store at 3100 RR 620 South, Suite 200, Lakeway, Texas for eighty six (86) months beginning May 18, 2019 and ending July 18, 2026. The lease has one five-year option.

On December 19, 2018, Pure and Natural, LLC entered into an operating lease for a kiosk in Governor’s Square Mall, in Clarksville, Tennessee for fifteen (15) months beginning February 1, 2019 and ending April 30, 2020. Currently, the kiosk is on a month to month lease. We began operations at the kiosk on February 9, 2019.

On February 8, 2018, PaN entered into an operating lease for a 2,525 square foot CBD retail store at 2306 West End Avenue, Nashville, Tennessee for five (5) years beginning February 1, 2019 and ending January 31, 2024. The lease has one five-year option.

Revenue Streams:

We anticipate that revenues will be generated from the following:

●	Cannabis;
●	Derivatives (oils, lotions, edibles, THC pills);
●	Paraphernalia (vaporizers, grinders, rigs, bongs and pipes with vaporizer attachments);
●	Clothing (hats, t-shirts, logos); and
●	CBD Products (softgels, tinctures, balms, vape pens and cartridges, face masks, pain creams, pet treats);

We expect to realize, although no assurance can be given, approximately 42-58% gross margins on THC edibles, approximately 40-45% gross margins on CBD edibles, 40-51% gross margins on cannabis flower and paraphernalia and a range of approximately 20% to 60% net margins on CBD products depending on the particular product sold and the distribution method in which it is sold.

Cost Structure:

We price our cannabis and CBD products at competitive market rates.

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

We intend to leverage the Internet and social media platforms, including, Instagram, Facebook, Twitter, YouTube, Google+, LinkedIn, the Yellow Pages online, texts (currently we send 175,000 texts per month), Weedmaps and over 50 cannabis websites we have identified. Our marketing will focus on the wide variety of our cannabis products and their high quality.

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

More recently under the Trump administration, on January 4, 2019, the DOJ suspended the Cole Memo and replaced it with a new Memorandum titled with the subject “Marijuana Enforcement” from then Attorney General Jeff Sessions (the “Sessions Memo”) which provides that each U.S. Attorney has the discretion to determine which types of cannabis-related cases should be federally prosecuted, thus ending the broad safe harbor provided under the Cole Memo.

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

California – Market Opportunity

California is the most populous state in the United States with a population of 39.3 million residents. California’s $2.67 trillion economy is larger than any other state. If it were a country, it would be the fifth largest economy in the world. In 2016, Proposition 64 was passed allowing the use of medicinal cannabis, and effective January 1, 2019, it became legal for adult recreational use. Proposition 64 legalized commercial cultivation and sale of cannabis in California for medical use as of the date of passage. All cannabis activity is exclusively controlled through registration and permitting by local governments, and then the State issues the final operating license.

According to visitcalifornia.com, in 2018, California’s tourism experienced an eighth straight year of growth, setting a new record for visitor spending at $132.4 billion. According to BDS Analytics, 2019 sales of cannabis products in California were approximately $2.5 billion, making California the leading state in cannabis sales.

Medical Cannabis Market

The last five years have seen a dramatic shift in public opinion on medical marijuana, which is reflected in the direction of individual states toward legalization. A Quinnipiac University Poll published on March 6, 2019 showed 93% of registered voters in the United States support the use of medically prescribed cannabis. Thirty-three states and Washington, D.C., have enacted medical cannabis laws. According to marijuanapolicyproject.com, as of December 3, 2019, there are approximately 2.6 million registered medical marijuana patients within these states. The five states with the largest known current medical marijuana patient populations are: Arizona, California, Colorado, Florida, Michigan and New York.

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

Recreational Cannabis Market

Ten states have legalized recreational cannabis – Alaska, California, Colorado, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, Washington, plus Washington, D.C. In November 2012, Colorado voters legalized recreational marijuana use. This history-changing legislation created a window of opportunity for the commercialization and state taxation of a plant group that has, until recently, been virtually untouchable and set the wheels in motion for other states to follow. In July of 2014, Washington State launched its recreational program, while Oregon and Alaska and the District of Columbia voted to introduce recreational programs commencing in 2015. In November 2016, California, Maine, Massachusetts, and Nevada all passed ballot initiatives for the legalization of recreational cannabis. In January 2019, Vermont passed a bill legalizing recreational marijuana use, becoming the first state to legalize marijuana legislatively. In November 2019, Michigan passed a ballot initiative for the legalization of recreational cannabis, which took effect in December 2019. A Quinnipiac University Poll published on March 6, 2019 showed that 60% of registered voters in the United States support the legalization of marijuana.

Competition

We face significant competition in all aspects of our business. Specifically, we face competition from a number of companies that operate dispensaries, growing facilities and extraction facilities in the legal cannabis market within the United States and U.S. territories.

While such competition exists within the industry as a whole, there is limited competition in Puerto Rico. Currently, there are fifty-four dispensaries with approved licenses in Puerto Rico.

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

Competitive Strengths

We believe that consumers generally choose their dispensary based on several factors, including proximity to where they live and work, price, quality, variety and the overall service experience. We believe that our advantage stems from our relationships with our supplier. Our supplier, who operates a state-of-the art facility, has over 36 strands available and can produce up to 200 pounds a month. Our supplier, the largest in Puerto Rico in total production capacity, has agreed to sell products to us at reduced prices which we believe will allow us to achieve 75% gross margins, all while maintaining a major price advantage over competitors.

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

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Farr Amendment to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. The Rohrabacher-Farr Amendment is effective through April 28, 2018, but as an amendment to an appropriations bill, it must be renewed annually. As of the date of this Form 10-K, it has been renewed through September 30, 2020. The Compassionate Access Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) has been introduced in the U.S. Senate, which proposes to reclassify cannabis under the CSA to Schedule II, thereby changing the plant from a federally criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2018 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

As of the date of this filing, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2018 has been enacted. However, the Rohrabacher-Farr Amendment has been renewed as part of an omnibus spending bill, in effect through September 30, 2020.

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

California State Regulatory Overview: Cannabis

In 1996, California voters passed Proposition 215, also known as the Compassionate Use Act, allowing physicians to recommend cannabis for an inclusive set of qualifying medical conditions, but it did not establish a state licensing authority or comprehensive regulations to oversee cannabis collectives. In 2015, the California legislature passed three bills, collectively known as the “Medical Cannabis Regulation and Safety Act” (“MCRSA”), which established a framework for licensing and regulating medical cannabis businesses. In 2016, California voters passed “The Adult Use of Marijuana Act” (“AUMA”), which legalized adult-use cannabis for adults 21 years and older and created a licensing system for commercial cannabis businesses. On June 27, 2017, Governor Brown signed SB-94 into law which combined elements of MCRSA and AUMA into one state licensing structure under the “Medicinal and Adult-Use of Cannabis Regulation and Safety Act” (“MAUCRSA”).

Pursuant to MAUCRSA: (i) CalCannabis, a division of the California Department of Food and Agriculture, issues licenses to cannabis cultivators: (ii) the Manufactured Cannabis Safety Branch (the “MCSB”), a division of the California Department of Public Health, issues licenses to cannabis manufacturers; and (iii) the California Department of Consumer Affairs, via its agency the Bureau of Cannabis Control (the “BCC”), issues licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses. These agencies also oversee the various aspects of implementing and maintaining California’s cannabis landscape, including the statewide track and trace system. All three agencies released their initial emergency rulemakings at the end of 2017 and updated them with minor revisions in June 2018. The three agencies adopted their permanent rulemakings on January 16, 2019, which are now in effect. All three agencies began issuing temporary licenses in January 2018 and stopped doing so on December 31, 2018, pursuant to MAUCRSA.

Local authorization is a prerequisite to obtaining a state license, and local governments are permitted to prohibit or otherwise regulate the types and number of cannabis businesses allowed in their locality. All three state regulatory agencies require confirmation from the applicable locality that the operator is operating in compliance with local requirements and was granted authorization to continue or commence commercial cannabis operations within the locality’s jurisdiction. Applicants are required to comply with all local zoning and land use requirements and provide written authorization from the property owner where the commercial cannabis operations are proposed to take place, which must dictate that the applicant has the property owner’s authorization to engage in the specific state-sanctioned commercial cannabis activities proposed to occur on the premises. The State has not set a limit on the number of state licenses an entity may hold, unlike other states that have restricted how many cannabis licenses an entity may hold in total or for various types of cannabis activity. Although vertical integration across multiple license types is allowed under MAUCRSA, testing laboratory licensees may not hold any other licenses aside from a laboratory license. There are also no residency requirements for ownership of a state license under MAUCRSA.

Unlike other states, California has not set a limit on the number of state licenses that a single entity may hold, with certain limited exceptions. Similarly, vertical integration across multiple license types is allowed under MAUCRSA, with the exception of testing laboratory licensees, which entities may not hold any other license type. The laws and regulations of the State of California related to the cultivation, manufacturing and dispensing of cannabis, including, but not limited to, Cal. Bus. & Prof. Code § 26000 et seq., and the rules and regulations promulgated pursuant thereto.

Puerto Rico Regulatory Overview: Cannabis

On December 28, 2015, the Puerto Rico Health Department issued Regulation No. 8686 to regulate medical cannabis, which was later repealed by Regulation No. 8766, and amended by Regulation No. 8847, known as the Regulation for the Use, Possession, Cultivation, Manufacture, Production, Dispensation and Research of Medical Cannabis.

On July 9, 2017, the MEDICINAL Act, Act No. 42-2017, was enacted to reaffirm the legal framework for the medical cannabis industry and create the Medical Cannabis Regulatory Board (the “Regulatory Board”), ascribed to the Puerto Rico Department of Health. On July 2, 2018, the Puerto Rico Health Department and the Regulatory Board issued Regulation No. 9038 which repeals all prior regulations (“Reg. No. 9038”). Therefore, the current legal framework surrounding Medical Cannabis consists of the MEDICINAL Act, Reg. No. 9038 and the administrative orders, bulletins and forms issued thereunder.

The MEDICINAL Act prohibits the recreational use of cannabis and only allows the use of medical cannabis by licensed patients who have obtained a recommendation from an authorized physician due to a debilitating medical condition. There are 27 debilitating medical conditions identified in Reg. No. 9038, and the Board’s Medical Advisory Council is authorized to recommend and the Board may approve additional conditions.

Medical cannabis may be provided to patients as oral drops, oral inhalers, suppositories, transdermal patch, edible products, concentrates, pill, topical (lotions, balms and patches) or through the vaporized delivery method (under certain exceptions). Smoking is specifically prohibited and medical cannabis products may not be used in public places.

The six types of licenses that medical cannabis establishments may obtain are: cultivation, dispensary, laboratory, manufacturing, research, and transportation. These licenses are valid for a one-year term. An entity may obtain multiple licenses. In order to obtain any of these licenses 51% of the ownership of the entity must come from Puerto Rico capital, as the term is defined in the Reg. No. 9038. As part of the license application process the Board reviews, among other things, fee payment, background check results, financial stability and capitalization, security and safety procedures, generally accepted agriculture, manufacturing, laboratory, and clinical best practices reports, and adequate insurance policies.

The MEDICINAL Act authorizes licensed medical establishments to make deposits in savings and loan institutions duly authorized to do business in Puerto Rico.

Importing cannabis or cannabis seeds to Puerto Rico is prohibited by the MEDICINAL Act.

The Regulatory Board uses BioTrackTHC as its inventory system to track commercial cannabis activity and seed-to-sale. Individual licensees are required to provide data to the Regulatory Board to meet all reporting requirements.

Federal Legal Status: Banking

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

Distribution of Products

Our CBD products are currently available for sale on our website GetPureandNatural.com.

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

In December 2016, the Department of U.S. Drug Enforcement Administration (“DEA”) implemented a new rule that declared CBD as a Schedule I drug, meaning it has “no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision and a high potential for abuse.” While numerous industry insiders expressed concerns about the DEA’s ruling, it is widely believed that the agency would struggle to make CBD illegal under current laws, thanks to multiple protections put in place by Congress as part of the 2014 Farm Bill. Moreover, subsequent additions to the 2015 and 2016 Congressional Appropriations Act prohibit the DEA from going after the products produced under these programs. Moreover, the most recent version of the legislation to legalize growing hemp was introduced in April 2019, with Senate Majority Speaker Mitch McConnell as the primary sponsor, which quickly evolved into the Senate’s Agriculture Improvement Act of 2019 (2019 Farm Bill). On December 3, 2018, House and Senate leaders announced that they had come to an agreement on the reconciled version of the 2019 Farm Bill, which – for the first time ever – includes a provision to lift the federal government’s longstanding ban on the commercial production of industrial hemp. It also amends the Federal Controlled Substance Act of 1970 so that industrial hemp containing no more than 0.3% delta-9 tetrahydrocannabinol (“THC”) is no longer classified as a Schedule I prohibited substance. The 2018 Farm Bill was approved on December 12, 2018.

The Company’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the 2018 Farm Bill removed “hemp,” as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” As a result of the passage of the 2019 Farm Bill, and since the Company believes that its CBD products contain parts of the cannabis plant with a THC concentration of not more than 0.3 percent on a dry weight basis, the Company believes that its CBD products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because the Company believes that its CBD products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2019 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that the Company would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC. The Company’s CBD products contain no trace of THC at all.

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

Additionally, it’s unlawful under the FD&C Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. In January of 2019, the New York City Department of Health banned the sale of CBD-infused food products. As of the date hereof, legislators are calling on the FDA to provide guidance on legal pathways for food products infused with CBD to be sold.

California State Regulatory Overview: Hemp

The commercial cultivation of industrial hemp in California is permitted under state law. The California Department of Food and Agriculture (“CDFA”) issues hemp cultivation licenses through a county’s agricultural commissioner. There is no state registration to grow industrial hemp in California; only county registration is required. All California growers and breeders of industrial hemp are required to register with the county agricultural commissioner prior to cultivation, and registrations are valid for one year from the date of issuance.

Additionally, pursuant to an FAQ published by the California Department of Public Health in July 2018, hemp-derived CBD cannot be used as a food ingredient, food additive, or dietary supplement. State law also expressly prohibits bars, liquor stores, and dispensaries from selling alcoholic drinks infused with any cannabinoids, including cannabinoids derived from industrial hemp. California law does not impose any requirements (and licenses are not currently available) for the manufacturing, processing, or sale of non-food industrial hemp or industrial hemp products.

As of February 26, 2020, California was in the process of drafting a hemp production plan pursuant to the 2018 Farm Bill to be submitted for USDA review.

Puerto Rico Regulatory Overview: Hemp

The sale of CBD is allowed under local law and it is governed mainly by FDA regulations that prohibit the sale of CBD as food, dietary supplement or as having therapeutic value. The sale of CBD in Puerto Rico is outside the jurisdiction of the Medical Cannabis Regulatory Board and Medical Cannabis laws and regulations. CBD products are not considered nutritional supplements and cannot be marketed as medicine.

As of February, 2020, the Health Department issued an administrative guideline requiring all establishments that sale CBD products to have the corresponding warnings in a visible place and make the corresponding disclosures to the consumers.

As of the date of this report, the cultivation and manufacture licenses for hemp are issued by the Department of Agriculture and there is a limit of 10 acres of cultivation area. After the approbation of the State Plan, the Department of Agriculture of Puerto Rico has a conservative projection of 10,000 acres of hemp cultivation

Employees

As of June 11, 2020, we have four full-time employees, sixty-seven employees leased from an employment agency and three full-time consultants/independent contractors. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9th Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2018 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has been renewed as part of an omnibus spending bill, in effect through September 30, 2020.

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

Our future success depends largely upon the experience, skill, and contacts of our officers and directors, and the loss of the services of these officers or directors may have a material adverse effect upon our business. Additionally, shortages in qualified personnel could also limit our ability to successfully implement our growth plan. The U.S. hemp and cannabis industries may have more stringent requirements for personnel, including but not limited to, requirements that they complete criminal background checks, submit financial information, and demonstrate proof of residency, which may make it more challenging for the us to hire and retain employees. As we grow, we will need to attract and retain highly skilled experts in the cannabis industry, as well as managerial, sales and marketing, security and finance personnel. There can be no assurance, however, that we will be able to attract and retain such personnel.

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

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that the Company’s CBD products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures ; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of applicable law; (vi) a procedure for submitting the information , as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi).” Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 tetrahydrocannabinol concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of [applicable law]; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that the Company’s CBD products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2019 Farm Bill) and may become subject to prosecution thereunder.

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

If we fail to comply with any of the various government regulations we are subject to, our ability to maintain operations and execute our business strategy as planned could be negatively impacted.

We are subject to various federal, state, provincial and local laws affecting the possession, consumption, production, supply and sale of products that contain cannabis and hemp-derived CBD. Certain U.S. federal government agencies, including but not limited to, the USDA, U.S. Food and Drug Administration (“FDA”), U.S. Drug Enforcement Administration (“DEA”), and Federal Trade Commission (“FTC”), as well as Health Canada, state, local, and provincial agencies, and various European agencies specific to each country, have jurisdiction over and regulate all aspects of cannabis and hemp-derived CBD, including the advertising and representations made by businesses in the sale of such products, which will apply to us. Our inability to remain in compliance with all of the regulations applicable to our operations and the products we intend to produce could negatively impact our business and our ability to execute our business strategy.

The illegal status of cannabis under U.S. federal law could subject us to criminal prosecution and civil liability, which would have an adverse impact on the Company and potentially those affiliated with us.

Cannabis is classified as a Schedule I controlled substance in the U.S. Controlled Substances Act (“CSA”) and is therefore illegal under U.S. federal law. As a result, it remains illegal under U.S. federal law to grow, cultivate, sell or possess cannabis for any purpose or to assist or conspire with those who do so. Additionally, 21 U.S.C. 856 makes it illegal to “knowingly open, lease, rent, use, or maintain any place, whether permanently or temporarily, for the purpose of manufacturing, distributing, or using any controlled substance.” Even in those U.S. states in which the use of cannabis has been authorized, its use remains a violation of federal law, and any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. Any person that is connected to the U.S. cannabis industry, including, but not limited to, an investor in the Company, may be at risk of federal criminal prosecution and civil liability. Any investments could also be subject to civil or criminal forfeiture and a total loss.

Our involvement in the U.S. cannabis industry could subject us to the Racketeer Influenced Corrupt Organizations Act (“RICO”), a U.S. federal law that criminalizes the use of any profits from certain defined “racketeering” activities in interstate commerce, which could result in the Company or individuals affiliated with the Company being subject to criminal prosecution or civil liability.

While intended to provide an additional cause of action against organized crime, due to the fact that cannabis is illegal under U.S. federal law, the production and sale of cannabis qualifies cannabis-related businesses as “racketeering” as defined by RICO. As such, all officers, directors and owners in a cannabis-related business could be subject to criminal prosecution under RICO, which carries substantial criminal penalties. RICO can create civil liability as well: persons harmed in their business or property by actions which would constitute racketeering under RICO often have a civil cause of action against such “racketeers,” and can claim triple their amount of estimated damages in attendant court proceedings. The Company as well as its officers, directors and owners could all be subject to civil claims under RICO. Since U.S. federal law criminalizing the use of cannabis is not preempted by state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with certain aspects of our business plan, and a possible total loss of our investment.

A U.S. court may decide not to enforce a contract related to cannabis, which could negatively impact our rights and ability to defend claims involving the Company.

Some U.S. courts have determined that contracts relating to state legal cultivation and sale of cannabis are unenforceable on the grounds that they are illegal under federal law and therefore void as a matter of public policy. This could substantially impact the rights of parties making or defending claims involving the Company and any lender of or interest holder in the Company.

The U.S. Department of Justice’s (“DOJ”) rescission of the “Cole Memorandum” created increased uncertainty around the DOJ’s current enforcement priorities in relation to state law-compliant cannabis operations, which may negatively impact the Company’s ability to determine how to operate in the U.S. cannabis industry in a manner that minimizes the risk of federal enforcement.

The Company’s business plan involves certain U.S. cannabis activities. Notably, on January 4, 2018, then-U.S. Attorney General Sessions (“Sessions”), an appointee of President Donald J. Trump, rescinded the previously issued guidance (the “Cole Memorandum”) from the DOJ which de-prioritized the enforcement of federal law against cannabis users and businesses who comply with state cannabis laws, adding uncertainty to the question of how the U.S. federal government would choose to enforce federal laws regarding cannabis. At that time, Sessions issued a memorandum to all U.S. Attorneys in which he affirmatively rescinded the previous guidance as to cannabis enforcement, calling such guidance “unnecessary.” Sessions’ one-page memorandum was vague in nature, stating that federal prosecutors should use established principles in setting their law enforcement priorities. Under previous administrations, the DOJ indicated that those users and suppliers of cannabis who complied with state laws, which required compliance with certain criteria, would not be prosecuted. As a result, there is now more uncertainty regarding whether the DOJ will seek to enforce the CSA against those users and suppliers who comply with state cannabis laws. If such enforcement occurs, the U.S. federal government could potentially choose to seize property and proceeds, and arrest individuals affiliated with the Company. However, current Attorney General William Barr (“Barr”) indicated he would not promote prosecution against companies that have relied on the Cole Memorandum, nor would he upset expectations or reliant interests related to it.

If the U.S. Department of the Treasury decides to rescind the “FinCen Memo,” it could have an adverse impact on the Company’s business, results of operations, and financial condition.

Despite Sessions’ rescission of the Cole Memorandum, the U.S. Department of the Treasury, Financial Crimes Enforcement Network (“FinCEN”) has not rescinded the “FinCEN Memo” dated February 14, 2014, which de-prioritizes enforcement of the Bank Secrecy Act (as amended, the “BSA”) against financial institutions and cannabis-related businesses that utilize them. This FinCEN Memo appears to be a standalone document and is presumptively still in effect. At any time, however, FinCEN could elect to rescind the FinCEN Memo. This would make it more difficult for the Company to access the U.S. banking system and conduct financial transactions. Enforcement of the BSA against the Company would also be made more likely by the rescission of the FinCEN Memo. This could subject the Company’s officers, directors and investors to potential criminal prosecution and have a material adverse effect on the Company’s business, results of operations, and financial condition. Even with the FinCEN Memo in place, prosecution of the Company for violations of the BSA remains possible, as the FinCEN Memo is only prosecutorial guidance and does not have the force of law.

FinCEN also issued a memo attempting to clarify how financial institutions can provide services to businesses in the cannabis industry consistent with their BSA obligations. In addition to performing thorough customer due diligence, including ongoing monitoring, FinCEN also advises institutions to consider whether customer activities involve any of the eight enforcement priorities identified by the DOJ, or violate any state law. Banks must file suspicious activity reports and comply with other reporting requirements. Since the issuance of these two memos, the banking industry has continued to exercise caution and hesitation with respect to offering even basic banking services to cannabis-related businesses. Some banks have ceased offering these services altogether in light of the FinCEN memo for concern about the policing requirements imposed. Therefore, even if a cannabis-related business is operating in compliance with state law, federally insured banks could face serious consequences from the DOJ for violating federal drug trafficking and money laundering statutes. The Company may also be subject to increased scrutiny and risk of federal investigation into our investment and transactions under anti-money laundering laws. While elected officials have sought amendments to banking regulations and laws in order to allow banks to transact business with state-authorized medical cannabis businesses, there can be no assurance such legislation will be successful, that banks will decide to do business with medical cannabis retailers, or that in the absence of legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. These policies have an impact on the Company’s ability to access traditional banking services and credits from banks.

The U.S. Congress could fail to renew the “Appropriations Rider” that protects state law-compliant medical cannabis businesses, which would increase the risk of federal prosecution in connection with certain aspects of the Company’s business plan.

In 2014, Congress passed a spending bill (the “2015 Appropriations Bill”) containing a provision (the “Appropriations Rider” or as it is sometimes known, the “Rohrbacher-Farr Amendment”) blocking federal funds and resources allocated under the 2015 Appropriations Bill from being used to “prevent such States from implementing their own State [medical marijuana] law[.]” The Appropriations Rider seemed to have prohibited the federal government from interfering with the ability of states to administer their medical cannabis laws, although it did not codify federal protections for medical cannabis patients and producers. Moreover, despite the Appropriations Rider, the DOJ maintains that it can still prosecute violations of the federal cannabis ban and continue cases already in the courts. Additionally, the Appropriations Rider must be renewed every year. It was most recently renewed on December 20, 2019, and is effective through September 30, 2020. There is no guarantee that the Appropriations Rider will continue to be renewed, and if it is not, this could have an adverse impact on the Company’s business.

Further legislative development related to laws pertaining to the cannabis industry is not guaranteed, and if that development slows, halts, or regresses, the Company’s business plan would be negatively impacted.

To date, a total of 33 U.S. states, plus the District of Columbia, have legalized cannabis in some form. The recreational use of cannabis has been legalized in 11 U.S. states, including Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont and Washington. We may be required to obtain permits from various states in order to produce, supply and sell cannabis and certain of our other products in those states. We currently have no government permits to sell cannabis in any jurisdiction. Continued development of the cannabis industry in the U.S. is dependent upon continued legislative and regulatory authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area, as the cannabis industry still faces opposition. Further progress is not assured, and the legality of cannabis could be reversed in one or more U.S. states in which the Company intends to operate. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process. Any one of these factors could slow or halt business operations relating to cannabis or the current tolerance for the use of cannabis by consumers, which would negatively impact the Company’s business plan.

Even if cannabis is generally legalized in the U.S. at the federal and state government levels, commerce in cannabis is still expected to be heavily regulated and taxed, which will have a material effect on our operating results, financial condition and business performance. Although the Company believes its business activities and those of its subsidiaries are compliant with the laws and regulations of the jurisdictions in which the Company and its subsidiaries operate or plan to operate, strict compliance with state and local laws with respect to cannabis and hemp-derived CBD in the U.S. neither absolves the Company of liability under U.S. federal law, nor provide a defense to any proceeding that may be brought against the Company under federal law. Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may face tax issues specific to cannabis companies operating in the U.S.

The U.S. federal tax code, specifically 26 U.S. Code § 280E, bars companies engaged in the distribution of substances identified in the CSA from taking tax credits and standard deductions. Therefore, in the U.S., state law-compliant cannabis operators that cultivate, manufacture, or distribute cannabis products are prohibited from deducting business-related expenses, including rent, health coverage, and labor costs in order to lower their federal tax liability. While some have proceeded with classifying certain expenses as cost of goods sold (“COGS”), a specific categorization for qualifying costs, a recent Internal Revenue Service (“IRS”) memo narrowed the definition of COGS. High tax liability for state law-compliant cannabis operations may impair their ability to operate at a profit or continue operation at all. Efforts to revise the tax code have not gained support throughout Congress. In addition, states and localities may levy various taxes on cannabis operators. Tax rates specific to cannabis operators are likely to continue to change in the coming years, and these changes could have a negative impact on our ability to execute our business plan.

The recent coronavirus outbreak may adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China, the U.S., Italy, Israel and other affected countries. The continued outbreak and spreading of the coronavirus has and may continue to adversely impact our business, as our operations are based in the United States which has been severely affected by the outbreak. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Therefore, the coronavirus has and could continue to disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The development of the coronavirus outbreak could materially disrupt our business and operations, hamper our ability to raise additional funds or sell our securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company’s common stock.

As of October 1, 2019, the Company’s common stock was moved from the OTCQB listing and is currently quoted on the OTC Pink Market under the symbol “GSRX”. There is a significant risk that if an active trading market develops for the Company’s stock, the Company’s stock price may fluctuate dramatically in response to any of the following factors, some of which are beyond our control:

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

Chemesis International, Inc. currently owns one thousand (1,000) shares of Series A Preferred Stock which entitles it to 51% of the voting power. In addition, pursuant to the Certificate of Designation for of the Series A Preferred Stock, the Company is prohibited from designating any other class or series of preferred stock without first obtaining prior approval from the holder of the Series A Preferred Stock. Such concentrated control of the Company may adversely affect the price of our common stock. A stockholder that acquires common stock will not have an effective voice in the management of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at Building No. 3, P.R. 696, int. Jose Efron Ave., Dorado, PR 00646. We have leases at the following locations:

Location	Monthly Rent	Description
Fajardo, Puerto Rico	$3,216	● 2,774 square feet
Carolina, Puerto Rico	$4,725	● 2,500 square feet
Dorado, Puerto Rico	$6,052	● 1,900 square feet
San Juan, Puerto Rico	$1,600	● 1,500 square feet
Isla Verde, Puerto Rico	$2,850	● 1,800 square feet
Hato Rey, Puerto Rico	$1,680	● 1,150 square feet
Bayamon, Puerto Rico	$3,000	● 3,000 square feet
Point Arena, California	$1,200	● 800 square feet
Guaynabo, Puerto Rico	$3,800	● 1,300 square feet
Mansfield, Texas	$900	● 1,500 square feet
Clarksville, Tennessee	$2,500	● 50 square feet
Nashville, Tennessee	$7,365	● 2,525 square feet
Palm Springs, California	$6,000	● 4,500 square feet

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business. Other than discussed below, Part III, Item 10, no director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Other than discussed below, Part III, Item 10, to our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink of the OTC Markets, Inc. under the symbol “GSRX”. The following table sets forth the high and low closing quotations for our common stock for each quarterly period within the two most recent fiscal years. There has been minimal reported trading to date in the Company’s common stock.

The following table sets forth the high and low closing quotations for our common stock on the OTC markets. Beginning October 1, 2019, the Company stock was moved from OTCQB to OTC Pink for the periods shown. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter ended	High	Low
March 31, 2020	$.03	$.03
December 31, 2019	.02	.02
September 30, 2019	.25	.20
June 30, 2019	1.15	.95
March 31, 2019	1.28	1.10
December 31, 2019	2.12	1.11
September 30, 2019	3.62	1.44
June 30, 2019	5.75	2.05
March 31, 2019	5.75	3.82
December 31, 2018	12.00	4.75
September 30, 2018	19.00	6.75
June 30, 2018	16.05	0.96
March 31, 2018	0.96	0.75

As of June 10, 2020, our common stock had a closing price of $0.04 per share.

Holders

As of June 11, 2020, there were 81,799,286 shares of our Common Stock issued and outstanding. There were 117 stockholders of record at this time.

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

2019 Private Placements

On June 25, 2019, the Company entered into a subscription agreement (the “June Agreement”) with selected accredited investors (the “Investors”). Pursuant to the terms of the June Agreement, the Company offered in a private placement (the “July Offering”) common stock, par value $0.001 per share (the “Shares”) at a purchase price of $0.50 per share.

In the June Offering, the Company sold a total of 400,000 common shares for total gross proceeds of $200,000.

On July 18, 2019, the Company entered into a subscription agreement (the “July Agreement”) with selected accredited investors (the “Investors”). Pursuant to the terms of the July Agreement, the Company offered in a private placement (the “July Offering”) common stock, par value $0.001 per share (the “Shares”) at a purchase price of $0.50 per share.

In the July Offering, the Company sold a total of 412,000 common shares for total gross proceeds of $206,000.

In connection with the foregoing issuances, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

Consultant Issuances

During the year ended December 31, 2019, the Company issued an aggregate of 22,663,385 shares of common stock, par value $0.001 per share, to consultants for services rendered.

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

As of the date of this Report, we have financed operations through a combination of equity financings including net proceeds from the private placements of stock. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements until the end of 2020, at which point we anticipate nearing or reaching cash-flow breakeven. See “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2019 Compared to December 31, 2018

The following table summarizes the results of our operations during the fiscal years ended December 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/19	12/31/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$11,004,406	$2,681,530	$8,322,876	310.37%
Operating expenses	47,261,409	18,920,806	28,340,603	149.79%
Interest expense	0	0	0	0.0%
Net loss	(36,257,003)	(16,239,276)	20,017,727	123.27%
Loss per share of common stock	$(0.56)	$(0.37)	$(.19)	(51.35)%

We incurred a net loss of $36,257,003 for the fiscal year ended December 31, 2019 as compared with a net loss of $16,239,276 for the fiscal year ended December 31, 2018. The loss is primarily due to expenses incurred as operations of dispensaries began in 2019, unrealized loss of investments and stock based compensation. The loss was also decreased by the increase in revenues.

Net Cash Used in Operating Activities

We used $709,371 in operating activities during the year ended December 31, 2019. The use of cash was primarily a result of the use of cash in operations of $5,686,635, which is derived from net loss of $36,257,003 less non-cash shared based compensation of $19,135,617 and non-cash unrealized loss of investments of $11,434,751. In addition, we used for inventory of $81,856. The use of cash was offset by the increase in prepaid inventory of $143,252, prepaid expenses of $23,800, accounts payable of $154,288 and accrued expenses of $369,926.

Net Cash Used in Investing Activities

We had a decrease of $1,195,666 in investing activities during the year ended December 31, 2019. We used $549,982 in advance to parent and affiliate, $309,613 for deposits, $215,101 for fixed assets, $70,000 to invest in closely held companies, $135,546 for Patent Application Costs and $215,424 for construction in progress. We received $300,000 repayment of advance to parent.

Net Cash From Financing Activities

We received $2,696,897 from financing activities. We received $1,183,000 from proceeds for the issuance of common stock and warrants. In addition, we received proceeds of $1,514,997 from capital contributed by non-controlling interests.

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 8 to the Financial Statements.

Liquidity and Capital Resources

As of December 31, 2019, we had $604,274 cash on hand compared to $1,313,645 as of December 31, 2018. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

During 2019, we have financed our operations during the year through proceeds from offerings conducted by the Company in the amount of $1,183,000 and from operations.

As of December 31, 2019, GSRX had $8,046,604 of total assets, a working capital surplus of $775,319 and an accumulated equity of $4,461,301. The Company’s operating activities used $709,371 in cash for the fiscal year ended December 31, 2019. GSRX earned $11,004,406 of revenues during the fiscal year ended December 31, 2019.

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

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates except for accrued expenses, right of use, stock based compensation and realization on investments.

Limited Operating History

There is limited historical financial information about us which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise in a complicated regulatory environment.

Plan of Operations

We will continue to generate revenues from our current business operations of selling medical cannabis and cannabis products and limited revenues from our sale of CBD products. We currently operate five (5) dispensaries in Puerto Rico and one (1) in California, one (1) CBD kiosk and we have wholesale revenues and online sales. We expect to complete construction at and receive the necessary licensing to begin operations for three Puerto Rico dispensaries in 2020, the manufacturing and distribution businesses in Point Arena are expected to begin operations in the third quarter of 2020.

Over the next 12 months, we plan to continue operating medical cannabis dispensaries. We currently operate 6 locations. Our current fixed overhead is approximately $85,000 per month. We anticipate fixed overhead increasing when the dispensaries begin operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is not effective based on these criteria.

Turner Stone & Company, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of all of our directors and executive officers as of June 11, 2020. Our Board of Directors is currently comprised of three members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Positions Held

Troy Nihart	42	Interim Chief Executive Officer, Director

Aman Parmar	32	Director

Jeff Rogers	57	Director

Shaun Dale	43	Director

Troy Dooly	56	Director

Thomas Gingerich	59	Chief Financial Officer, Secretary

Mr. Nihart brings an extensive background in business operations that have included a focus on profit and loss optimization, strategic planning, finance and financial reporting. Prior to joining the Corporation, he served as a Strategic Advisor of Iso International, LLC from July 2018 through January 2020. He also served as COO of Iso International, LLC DBA Isodiol from January 2016 through June 2017 and as President of Iso International, LLC from June 2017 through June 2018. Additionally, he served as President for HempMeds from 2013 through 2016 and was a Co-Founder of Kannaway in 2014.

Mr. Parmar has served as a director of Chemesis since July 2018. Previously, Mr. Parmar was a director of Isodiol International Inc. From May 2017 through November 2018 and a director of Vanc Pharmaceutical Inc. From December 2014 through December 2015. Additionally, Mr. Parmar has served as the General Manager of Haraman Development Inc. since February 2011.

Mr. Rogers has been in the direct sales industry 32 years. In 1995 he co-founded his first direct sales company launching him into a career of helping people reach their financial goals. His experience includes every facet of the industry, from company owner to field leader to expert consultant. Mr. Rogers has owned or been on the executive team of five direct sales companies.

Mr. Dale brings 25 years of operational management experience to the Company. Shaun’s proven track of success brings stability and growth to GSRX’s operations and his experience will help guide GSRX as it looks to further expand into other industries.

Mr. Dooly has over 37 years’ experience in operations and business development in various industries. He has held many positions including COO, CCO, and has founded multiple marketing and distribution companies. In addition to his professional experience, Mr. Dooly is a public speaker and radio host.

Mr. Gingerich serves as our Chief Financial Officer and Secretary. He has 35 years of accounting experience in public and private practice, specializing in tax compliance, structures and tax planning. He is a former Partner at Lain, Faulkner & Co, PC specializing in forensic accounting. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Involvement is Certain Legal Proceedings

Other than as described below, no director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

From April 2012 until August 2012, Mr. Dooly was a paid consultant providing public relations and media services for Rex Venture Group, LLC (“Rex Ventures”), the parent company of ZeekRewards.com (“ZeekRewards”). During the tenure of Mr. Dooly’s consultancy and the discharge of his obligations thereunder with Rex Ventures he did not disclose to his readers and listeners the compensation arrangement with Rex Ventures. Mr. Dooly believed that under a non-disclosure agreement with Rex Ventures that Rex Ventures maintained the exclusive right to determine whether or not to disclose the consulting arrangement and the amount of compensation.

In August 2012 ZeekRewards was shut down by the SEC for operating an illegal pyramid and ponzi scheme and as a result the SEC brought an administrative action against Mr. Dooly for violation of Section 17(b) of the Securities Act. On September 30, 2013, Troy Dooly entered into an agreement to settle the matter in connection the asserted violation of Section 17(b) of the Securities Act and paid $6098.81 in disgorgement, interest and civil penalties to the court appointed receiver.

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

ITEM 11. EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable prior to the reverse merger. Our former sole officer and director, Alexander Diener, did not receive any compensation for the services he rendered to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees prior to the reverse merger. In addition, no compensation has been paid or due to our current officers and director as of December 31, 2019.

The table below shows the compensation for services in all capacities we paid during the years ended December 31, 2019 and 2018 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)	Option Awards		All Other Compensation			Total

Leslie Ball	2018	$32,500	-	$2,525,600	$			$-		$2,558,100
Chief Executive Officer	2019	$240,000	-	$1,876,250	$		$			$2,116,250

Thomas Gingerich	2018	$85,000	-	$1,485,500		$-		$-		$1,570,500
Chief Financial Officer and Secretary	2019	$185,000	-	$2,931,500		$-		$-		$3,116,500

Christian Briggs	2018	$-	-	$4,608,211		$-		$75,000	[2]	$4,683,211
Executive Chairman	2019	$-	-	$4,054,300		$-		$222,500	[2]	$4,266,800

1.	The amount in this column reflects the grant date fair value of stock granted in 2019, computed in accordance with FASB Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation.
2.	In 2018, the Company paid $75,000 to Peach Management LLC, an entity controlled by Christian Briggs, as consideration for consulting services rendered to the Company. In 2019, the Company paid $212,500 to Peach Management LLC and $10,000 to Dorado Consulting LLC as consideration for consulting services rendered to the Company. Dorado Consulting LLC is an entity controlled by Christian Briggs.

Employment Agreements with Named Officers

Leslie Ball. On March 27, 2019, the Company entered into an Executive Consulting Agreement with Leslie A. Ball, the Company’s Chief Executive Officer and member of its Board (the “Ball Consulting Agreement”). Pursuant to the Ball Consulting Agreement, the Company engaged Mr. Ball to provide such services and to perform such duties and functions customarily performed by, and to have all the responsibilities customary to, the role of Chief Executive Officer of the Company and any of its subsidiaries, as more fully described in the Ball Consulting Agreement. The Ball Consulting Agreement shall be effective as of January 1, 2019, in accordance with the terms therein. As compensation under the Ball Consulting Agreement, Mr. Ball shall be entitled to receive a monthly cash fee of $20,000 per month, payable in accordance with the Company’s standard practices. The Ball Consulting Agreement further provides that Mr. Ball shall be entitled to receive bonus compensation from time to time as shall be determined in the sole discretion of the Board. Mr. Ball was terminated as CEO on March 10, 2020.

Thomas Gingerich. On March 27, 2019, the Company entered into an Executive Consulting Agreement with Thomas Gingerich, the Company’s Chief Financial Officer and Secretary (the “Gingerich Consulting Agreement”). Pursuant to the Gingerich Consulting Agreement, the Company engaged Mr. Gingerich to provide such services and to perform such duties and functions customarily performed by, and to have all the responsibilities customary to, the role of Chief Financial Officer and Secretary of the Company and any of its subsidiaries, as more fully described in the Gingerich Consulting Agreement. The Gingerich Consulting Agreement shall be effective as of January 1, 2019, in accordance with the terms therein. Pursuant to the Gingerich Consulting Agreement, Mr. Gingerich received a monthly cash fee of $17,500 payable in accordance with the Company’s standard practices. On July 24, 2019, the Company and Mr. Gingerich amended the Gingerich Consulting Agreement (the “A&R Gingerich Consulting Agreement”), pursuant to which Mr. Gingerich’s compensation was amended to a monthly cash fee of $10,000 per month, payable in accordance with the Company’s standard practices, as well as 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly. The A&R Gingerich Consulting Agreement further provides that Mr. Gingerich shall be entitled to receive bonus compensation from time to time as shall be determined in the sole discretion of the Board

Each of Mr. Ball and Mr. Gingerich performed their executive and financial duties for the Company since March 17, 2017. During the year ended December 31, 2019, the CEO and CFO were paid $240,000 and $185,000, respectively.

Consulting Agreement with Dorado Consulting LLC

On January 1, 2019, we entered into a consulting agreement with Peach Management LLC (“Peach”), an entity controlled by Christian Briggs, pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan (the “Peach Agreement”). In consideration of Peach’s services, the Company agreed to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 12, 2019, the Board of Directors increased the amount payable monthly to $25,000 to Peach. On July 24, 2019, the Company and Peach amended the Peach Agreement to provide for compensation in consideration of the Consulting Services as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately. Peach was paid $212,500 in 2019.

On, November 28, 2019, we executed a Consent to Assignment with Peach and Dorado Consulting LLC (“Dorado”), pursuant to which Peach assigned its rights under the Peach Agreement to Dorado. Dorado is an entity controlled by Christian Briggs. Dorado was paid $10,000 in 2019. The agreement was terminated March 10, 2020.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

2019 Director Compensation Table

Below is a table disclosing the compensation paid to our Directors for the year ended December 31, 2019

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1)		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Leslie Ball	$				-	-	-	-
Christian Briggs	$					-	-	-
Harlan Ribnik	$		$155,875	(2)		-	-	-	$155,875
Steven Farkas		$12,000	$155,875	(3)		-	-	-	$167,875

1.	The amount in this column reflects the grant date fair value of stock granted in 2019, computed in accordance with FASB Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation.
2.	During the year ended December 31, 2019 the Company issued 32,556 shares to Dr. Harlan Ribnik, pursuant to the letter agreement, dated February 12, 2019, entered into by and between the Company and Dr. Ribnik. In connection with the appointment of Dr. Ribnik, the Board authorized to pay Dr. Ribnik compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.
3.	During the year ended December 31, 2019 the Company issued 32,556 shares to Steven Farkas, pursuant to the letter agreement, dated February 12, 2019, entered into by and between the Company and Mr. Farkas. In connection with the appointment of Mr. Farkas, the Board authorized to pay Mr. Farkas compensation as a member of the Board of the Corporation a quarterly fee of shares of the Corporation’s Common Stock in an amount equal to One Thousand Five Hundred Dollars ($1,500) based on the market price per share of the Corporation’s Common Stock on the last trading day of each quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Exchange Agreement of this report by (i) any person or group owning more than 5% of any class of voting securities; (ii) our director and chief executive officer; (iii) our chief financial officer; and (iv) all executive officers and directors as a group as of June 11, 2020. Unless otherwise indicated, the address of all listed stockholders is c/o GSRX Industries Inc., Building No. 3, P.R. 696, int. Jose Efron Ave. Dorado, PR 00646.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock*
Directors and Officers:

Harlan R. Ribnik	70,498		.09%

Steven W. Farkas	70,498		.09%

All officers and directors as a group (5 persons)	140,996		1.80%

Beneficial owners of more than 5%:
Chemesis International, Inc.	54,201,452	(4)	66.20%

RACE Holdings, LLC (5)	7,176,897	(6)	8.77%

GSRX Investments, LLC (7)	9,433,725		11.53%

* Based on 81,799,286 shares of Common Stock issued and outstanding as of June 11, 2020.

(4)	Does not include shares of Series A Preferred Stock held by the stockholder, which gives the holder 51% of the voting power of the Company.
(5)	Keith Michael Jensen, managing member, holds sole voting and dispositive power over these shares.
(6)	Represents 7,176,897 shares of the Company’s common stock. Excludes warrants to purchase up to 2,193,077 shares of the Company’s common stock, exercisable within 60 days. Such warrants are subject to a 4.99% beneficial ownership blocker.
(7)	Alexander Zhilenkov, managing member, has sole voting and dispositive power over these shares. Mr. Zhilenkov is also a board advisory consultant of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2019, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in Item 11, Executive Compensation.

2018

On May 12, 2018 Peach Management LLC, former sole member of Project 1493, LLC and then majority shareholder of the Company, advanced $40,734 to 1493 for various prepaid expenses for professional fees and restoration fees for 1493 to be in compliance with Puerto Rico laws. The Company repaid this amount on May 11, 2018 in connection with the Exchange Agreement.

On April 18, 2018 Peach Management LLC made a short term advance of $150,000 to 1493. The proceeds of the loan were used as a 50% deposit for the purchase of the first three dispensaries, according to the Memorandum of Understanding with Puerto Rico Industrial Commercial Holdings Biotech Corporation.

On May 11, 2018, the Company entered into a debt exchange agreement (the “Debt Exchange”) with Fountainhead Capital Management Limited (“Fountainhead”), whereby Fountainhead agreed to cancel a promissory note in the aggregate amount of $510,652 plus accrued interest of $129,265, which represented all amounts owed to Fountainhead as of the date of the Debt Exchange. As consideration, Fountainhead received an aggregate of 1,800,000 shares of the Company’s common stock, of which 200,000 shares of common stock had been previously issued.

Also on May 11, 2018, immediately prior to closing of the Exchange Agreement, Fountainhead entered into a private share exchange agreement with Peter Zachariou, a certain creditor of Fountainhead, whereby Zachariou agreed to extinguish the debt owed to him by Fountainhead in exchange for an aggregate of 1,800,000 shares of the Company’s common stock, of which 200,000 shares of common stock has been previously issued to Fountainhead. As a result, Zachariou acquired all of the common stock issued to Fountain head under the Debt Exchange and consequently became the majority stockholder of the Company immediately prior to the closing of the Exchange Agreement.

51

2019

Consulting Agreement

On January 1, 2019, the Company entered into a consulting agreement with Peach Management LLC (“Peach”), then a majority shareholder of the Company, pursuant to which Peach shall provide certain consulting services relating to the execution of the Company’s business plan. In consideration of Peach’s services, the Company agrees to pay to Peach an amount of $10,000 per month, payable in accordance with the Company’s standard practices. On March 12, 2019, the Company entered into an amended and restated consulting agreement with Peach, pursuant to which the Company agreed to increase Peach’s monthly payment to $25,000 in connection with his appointment as Chairman of the Board of Directors. On July 24, 2019, the Company and Peach amended the consulting agreement to provide for compensation in consideration of the Consulting Services as follows: (i) a monthly cash fee of $10,000, payable in accordance with the Company’s standard payroll practices; and (ii) 15,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately.

On, November 28, 2019, we executed the Consent to Assignment with Peach and Dorado Consulting LLC (“Dorado”), pursuant to which Peach assigned its rights under the Peach Agreement to Dorado. Dorado is an entity controlled by Christian Briggs. The consulting agreement was terminated March 10, 2020.

Director Independence

Our common stock is listed on the OTC Pink; therefore, we are not subject to independent director requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, Turner, Stone & Company LLP, for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2019 and for the review of our interim financial statements for the first, second and third quarters of 2019 are estimated to be $58,000.

Audit-Related Fees

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

Tax Fees

There were no tax preparation fees billed for the fiscal years ended December 31, 2019 or 2018.

All Other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2019, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017)
3.3	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017)
3.4	Amended and Restated Bylaws of Green Spirit Industries Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2018)
3.5	Certificate of Amendment to Green Spirit Industries Inc. Articles of Incorporation, dated as of July 12, 2018 and Nevada State Business License dated as of July 12, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2018)
10.1	Share Exchange Agreement dated May 11, 2017 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017)
10.2	Form of Debt Exchange Agreement dated May 11, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017)
10.3	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017)
10.4	Form of Warrant (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017)
10.5	Final Purchasing Agreement between Puerto Rico Industrial Commercial Holdings Biotech Corporation and Project 1493, LLC, dated July 7, 2017 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.6	Carolina Lease Assignment, dated June 15, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.7	Dorado Lease Assignment, dated June 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.8	Final Purchasing Agreement between Good Vibes Distributors, LLC, and Project 1493, LLC, dated July 7, 2017 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.9	Lease Agreement between Olympic Properties, Inc. and Project 1493, LLC, dated July 11, 2017 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017)
10.10	Fajardo Lease Assignment, dated July 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017)
10.11	Isla Verde Lease Agreement, dated July 25, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017)
10.12	Long-term Supply Agreement, dated April 18, 2017 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 18, 2017)
10.13	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017)
10.14	Final Purchasing Agreement between Healing Herbs Corporation and Project 1493, LLC, dated December 27, 2017 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Company on December 29, 2017)
10.15	Lease Assignment by and among Healing Herbs Corporation, Project 1493, LLC and the Landlord, dated December 27, 2017 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017)

10.16	Form of Subscription Agreement, dated February 23, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018)
10.17	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018)
10.18	Form of Asset Purchase Agreement, dated March 7, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2018)
10.19	Amended and Restated Consulting Agreement, by and between Peach Management, LLC and Green Spirit Industries Inc., dated March 9, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
10.20	Executive Consulting Agreement, by and between Leslie A. Ball and Green Spirit Industries Inc., dated March 27, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
10.21	Executive Consulting Agreement, by and between Thomas Gingerich and Green Sprit Industries Inc., dated March 27, 2018 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)
10.22	Deed of Sale – Land (Parcel 8,224), dated May 2, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018)
10.23	Deed of Sale – Building (Parcel 13,906), dated May 2, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018)
10.24	Sublease Agreement, dated May 3, 2018, by and between Sunset Connect Oakland, LLC and CPlex, LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018)
10.25	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018)
10.26	Form of Subscription Agreement, dated July 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2018)
10.27	Form of Amended and Restated Consulting Agreement for Peach Management, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018)
10.28	Form of Amended and Restated Executive Consulting Agreement for Thomas Gingerich (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018)
10.29	Final Purchasing Agreement, dated August 22, 2018, by and between Dispensarios 420, LLC and Project 1493, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2018)
10.30	Letter of Intent, dated September 19, 2018, by and between GSRX Industries Inc. and So-Cal MM Patients Association dba The Coughy Shop (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2018)
10.31	Form of Subscription Agreement, dated October 5, 2018 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018)
10.32	Form of Warrant, dated October 5, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018)
10.33*	Loan Agreement, dated October 11, 2019 by and between Point Arena Supply Co, LLC and Chemesis International Inc.
10.34	Option Agreement, dated May 7, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)
10.35	Security Agreement, Pledge and Assignment, dated May 7, 2020 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)
10.36	Amended and Restated Loan Agreement, dated May 6, 2020 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)
10.37	Form of Royalty Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2020)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101	XBRL (extensible Business Reporting Language). The following materials from GSRX Industries Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dorado, Commonwealth of Puerto Rico, on June 11, 2020.

GSRX INDUSTRIES INC.

By:	/s/ Troy Nihart
Troy Nihart
Interim Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 11, 2020	By:	/s/ Troy Nihart
Troy Nihart
Interim Chief Executive Officer and Director (Principal Executive Officer)

Date: June 11, 2020	By:	/s/ Thomas Gingerich
Thomas Gingerich
Chief Financial Officer and Secretary (Principal Accounting Officer)

Date: June 11, 2020	By:	/s/ Aman Parmar
Aman Parmar
Director

GSRX INDUSTRIES INC.

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GSRX Industries Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GSRX Industries Inc. (the “Company”), as of December 31, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company lacks sufficient liquidity to meet its obligations as they come due. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dallas, Texas

June 11, 2020

GSRX Industries Inc.

Consolidated Balance Sheets

December 31, 2019 and December 31, 2018

	December 31, 2019	December 31, 2018

Assets

Current Assets
Cash	$75,704	$1,313,645
Cash, held in escrow	528,570	-
Accounts Receivable	21,146	37,090
Advance to Parent and Affiliate (Note 2)	1,170,386	-
Inventory (Note 2)	442,316	360,460
Prepaid Inventory	371,263	514,515
Prepaid Expenses	-	23,800
Total Current Assets	2,609,385	2,249,510

Fixed Assets
Furniture, Fixtures and Equipment	406,729	464,832
Building, Land and Leasehold Improvements	1,009,505	2,197,191
Accumulated Depreciation	(264,583)	(108,421)
Total Net Fixed Assets	1,151,651	2,553,602

Other Assets
Licenses (Note 5)	812,300	812,300
Deposits	275,810	399,551
Patent Application Costs (Note 7)	-	1,808,388
Investments, fair value (Note 2)	232,247	-
Investments, cost method (Note 2)	70,000	-
Right of Use (Note 2)	2,155,738	-
Construction in Progress	739,473	777,294
Total Other Assets	4,285,568	3,797,533

Total Assets	$8,046,604	$8,600,645

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$876,227	$721,939
Accrued Expenses	362,903	1,463
Lease Liability - current (Note 2)	594,936	-
Advances Payable	-	1,100
Total Current Liabilities	1,834,066	724,502

Long Term Liabilities
Lease Liability - non curent (Note 2)	1,751,237	-
Total Long Term Liabilities	1,751,237	-

Total Liabilities	3,585,303	724,502

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 80,853,142 and 45,235,533 issued and outstanding; 946,144 and 799,770 authorized but not issued as of December 31, 2019 and December 31, 2018, respectively	81,800	46,036
Additional paid-in capital	83,111,254	49,750,553
Retained Deficit	(78,579,239)	(42,322,236)
Equity Attributable to GSRX Industries Inc.	4,613,816	7,474,354
Non-Controlling Interest	(152,515)	401,789

Total Stockholders’ Equity	4,461,301	7,876,143

Total Liabilities and Stockholders’ Equity	$8,046,604	$8,600,645

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	For the Years Ended
	December 31, 2019	December 31, 2018

Revenues
Revenues	$11,004,406	$2,681,530
Cost of Goods Sold	6,070,591	1,538,445
Gross Profit	4,933,815	1,143,085

Operating Expenses
Consulting Fees	1,654,492	1,303,413
General and Administrative	5,637,019	4,267,945
Abandonment of Option to Purchase Building	200,000	-
Impairment of leasehold improvements and rent deposits	764,064	-
Impairment of Patent Costs	1,943,934	-
Professional Fees	757,451	1,077,093
Depreciation Expense	215,887	108,421
Stock Based Compensation (Note 3)
Consulting Fees	17,186,107	11,299,507
Share Exchange and Ancillary Rights Agreement	1,166,700	-
Director Fees	92,810	-
Professional Fees	690,000	-
Total Stock based compensation	19,135,617	11,299,507
Total Operating Expenses	30,308,464	18,056,379
Loss from Operations	(25,374,649)	(16,913,294)

Other Income (Expenses)
Rent Income	88,756	62,186
Loss on sale of assets	(194,809)	-
Unrealized loss on investments	(11,434,751)	-

Total Other Income (Expenses)	(11,540,804)	62,186

Loss From Operations Before
Provision for Income Taxes	(36,915,453)	(16,851,108)

Provision for Income Taxes (Note 4)	-	-

Net Loss	(36,915,453)	(16,851,108)
Net Loss Attributable to Non-Controlling Interest	(658,450)	(611,832)
Net Loss Attributable to GSRX Industries Inc.	$(36,257,003)	$(16,239,276)

Basic loss per share	$(0.56)	$(0.37)

Weighted average number of common shares outstanding	65,080,119	43,551,840

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2017	1,000	40,895,037	$1	$40,895	$33,349,144	$(26,082,960)	$-	$7,307,080

Issuance of Shares and Warrants for Cash	-	155,167	-	155	465,345	-	-	465,500

Issuance of Shares for Cash	-	1,964,104	-	1,965	4,352,299	-	-	4,354,264
								-
Issuance of Shares for Services	-	2,021,225	-	2,021	10,017,855	-	-	10,019,876
								-
Shares Authorized for Services, Not Issued as of Statement Date		799,770		800	1,278,831	-	-	1,279,631

Shares Issued for Purchase of Patents	-	200,000	-	200	949,800	-	-	950,000

Recognition of Non-Controlling Interest Attributable to Spirulinex, LLC	-	-	-	-	(662,721)		662,721	-

Capital Contributed by Non-Controlling Interests	-	-	-	-	-	-	350,900	350,900
								-
Net Loss	-	-	-	-	-	(16,239,276)	(611,832)	(16,851,108)

Balance as of December 31, 2018	1,000	46,035,303	$1	$46,036	$49,750,553	$(42,322,236)	$401,789	$7,876,143

Issuance of Shares and Warrants for Cash	-	1,433,600	-	1,434	1,181,566	-	-	1,183,000

Issuance of Shares for Services	-	21,717,241	-	21,717	16,731,476	-	-	16,753,193

Issuance of Shares for Services, Not Issued as of Statement Date	-	946,144	-	946	17,977	-	-	18,923

Shares issued in Share Exchange and Ancillary Agreement	-	11,666,998	-	11,667	12,822,031	-	-	12,833,698

Reduction of warrant exercise price	-	-	-	-	1,196,800	-	-	1,196,800

Capital Contributed by Non-Controlling Interests	-	-	-	-	1,410,851	-	104,146	1,514,997

Net Loss	-	-	-	-	-	(36,257,003)	(658,450)	(36,915,453)

Balance as of December 31, 2019	1,000	81,799,286	$1	$81,800	$83,111,254	$(78,579,239)	$(152,515)	$4,461,301

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2019 and 2018

	For the Years Ended December 31,
	2019	2018

Cash Flow from Operating Activities
Net Loss	$(36,915,453)	$(16,851,108)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of Common Stock for Services	17,938,817	11,299,507
Reduction of warrant exercise price	1,196,800	-
Depreciation Expense	215,887	108,421
Abandonment of Option to Purchase Building	200,000	-
Impairment of leasehold improvements and rent deposits	764,064	-
Loss on sale of building	194,809	-
Impairment of Patent Application Costs	1,943,934	-
Unrealized loss on investments	11,434,751	-
Amortization of right of use asset	190,435	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	15,944	(37,090)
Inventory	(81,856)	(360,460)
Prepaid Inventory	143,252	(514,515)
Prepaid Expenses	23,800	(3,150)
Accounts Payable	154,288	499,424
Accrued Expenses	369,926	1,463
Net Cash Used in Operating Activities	(2,210,602)	(5,857,508)

Cash Flow from Investing Activities
Advance to Parent and Affiliate	(549,982)	-
Deposit	(309,613)	(392,251)
Purchase of Fixed Assets	(215,101)	(2,662,023)
Repayment of Advance to Parent and Affiliate	300,000	-
Licenses	-	(309,300)
Patent Application Costs incurred	(135,546)	(858,388)
Investments, cost method	(70,000)	-
Construction in Progress	(215,424)	(535,667)
Net Cash From (Used) in Investing Activities	(1,195,666)	(4,757,629)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	1,183,000	4,819,764
Advances Payable	(1,100)	100
Cash Contributed by Non-controlling Interests	1,514,997	350,900
Net Cash Provided by Financing Activities	2,696,897	5,170,764
Net Decrease in Cash	(709,371)	(5,444,373)
Cash at Beginning of Period	1,313,645	6,758,018
Cash at End of Period	$604,274	$1,313,645

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Common stock issued for Patent Application Costs	$-	$950,000.00
Common stock issued for Investments, fair value	$11,666,998	$-
Right of use asset and liabilities	$6,684,498	$-
Proceeds from sale sent to parent	$920,402	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

1. Nature of Operations

GSRX Industries Inc. (“the Company”) is a Nevada corporation formed under the name Cyberspace Vita, Inc. (“Cyberspace”) on November 7, 2006. The Company changed its name from Cyberspace to Green Spirit Industries Inc. on May 18, 2017. The Company changed its name from Green Spirit Industries Inc. to GSRX Industries Inc. on June 22, 2018.

The Company is in the business of operating medical cannabis dispensaries in Puerto Rico and cannabis related businesses in California.

Liquidity, Financial Condition and Management Plan

We have received a “going concern” opinion from our independent public accounting firm, reflecting substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional funds from our Parent, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional funds from our parent. We are also planning on funding through private placements and continuing initiatives to raise capital to meet future working capital requirements.

Historically, the Company had net losses and negative cash flows from operations. The Company continues to experience liquidity constraints due to the continuing losses.

We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2021. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and US Generally Accepted Accounting Principles.

Principles of Consolidation

The consolidated financial statements through December 31, 2019 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

●	100% owned subsidiary, Project 1493, LLC;
●	100% owned subsidiary, Andalucia 511, LLC;
●	51% majority owned subsidiary, Spirulinex, LLC;
●	55% majority owned subsidiary, Sunset Connect Oakland, LLC;
●	55% majority owned, Green Spirit Essentials, LLC;

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

Cash and Cash Equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At December 31, 2019 the Company had $0 in excess of FDIC depository insurance coverage. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Cash held in escrow, in the name of the Company, is held by Gunnison Bank (“Gunnison”). The escrow account was established to hold the deposits from the sale of equity in subsidiaries and hold funds for businesses under subscription agreements. There are no restrictions on the funds held by Gunnison on the Company’s behalf.

Investments, fair value

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 pre-split, restricted shares of common stock of CADMF initial fair value. Fair value of the investment as of December 31, 2019 was $232,247. CADMF is quoted on the OTCQB market and closed on Monday, December 31, 2019 at $0.32 per share.

Investments, cost method

Pure and Natural, LLC made a $50,000 investment on January 4, 2019 for a 10% equity and profits interest in The Zen Stop, LLC. The Zen Stop is a mobile wellness business called “Zen Stop.” The investment is carried at the cost basis as it is a private company and fair value cannot be determined.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Year Ended December 31,
	2019	2018
Revenues by Type
Wholesale	$51,180	$135,269
Retail	10,953,226	2,546,261
Total	$11,004,406	$2,681,530

	For the Year Ended December 31,
	2019	2018
Revenues by State/Territory
California	$518,452	$502,412
Tennessee	49,234	-
Texas	97,857	13,823
Puerto Rico	10,338,863	2,165,295
Total	$11,004,406	$2,681,530

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of December 31, 2019, the Company had not identified any uncollectible accounts.

Advance to Parent and Affiliate

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920, 402. The Company advanced the proceeds to its parent, Chemesis in exchange for a note due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. As of December 31, 2019 Chemesis repaid $300,000 of the advance. Through May 6, 2020 Chemesis repaid an additional $350,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020.

During the fourth quarter of 2019, the Company advanced $549,984 to Natural Ventures Puerto Rico, LLC, a subsidiary of Chemesis as an informal, unsecured, due upon demand advance.

Inventory

The Company’s inventory is stated at the lower of cost or market, determined by the first-in, first-out (“FIFO”) method. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

Inventory is comprised of the following items:

	As of	As of
	December 31,	December 31,
	2019	2018
Finished goods – flower	$135,074	$137,592
Finished goods – cannabis products	195,311	191,468
Finished goods – CBD products	111,931	31,400
Total	$442,316	$360,460

As of December 31, 2019, the Company had paid for inventory which had not been delivered in the amount of $371,263. As of June 5, 2020, the deliveries have decreased the balance to $158,561.

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Furniture, Fixtures and Equipment	5 – 10 years
Building and Leasehold improvements	5 – 25 years

Intangible Costs

The Company has incurred costs related to Patent Application Costs during the year ended December 31, 2019 and 2018, consisting of $135,546 and $1,808,388 of legal fees. The Company has determined not to continue pursuing the patents. The patent application costs will be expensed and charged to operations. (Note 7).

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

Recent Accounting Pronouncements

As of December 31, 2019 and through June 5, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. On January 1, 2019 we adopted this standard on our consolidated financial statements. The Company recognized the Right of Use asset in the amount of $2,155,738 and Lease Liability – current of $594,936 and Lease Liability – non-current of $1,751,237 as of December 31, 2019. The Company recognized $190,435 expensed to operations as the result of adopting this standard.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

3. Equity

The following table illustrates the common stock transactions for the year ended December 31, 2019:

Common
Category	Shares
Cash, common shares	1,433,600
Services, common shares	22,663,385
Shares issued in Share Exchange and Ancillary Agreement	11,666,998
Total	35,763,983

During the year ended December 31, 2019, the Company issued 1,433,600 shares of the Company’s .001 par value common stock, resulting in net proceeds of $1,183,000.

During the year ended December 31, 2019, consultants and related parties received 22,663,385 shares of common stock for legal, professional, consulting and advisory services provided for the Company with a fair value of $16,772,116.

During the year ended December 31, 2019, the Company entered into a Share Exchange Agreement and an Ancillary Rights Agreement with Chemesis International Inc. In the Share Agreement, the Company issued 11,666,998 restricted shares of the Company’s common stock with a fair value of $12,833,698.

During the year ended December 31, 2019, the Company authorized the issuance of 12,915,000 shares of common stock to Dorado Consulting, LLC, a related party (Note 6) for services rendered to the Company with a fair value of $9,710,500.

During the year ended December 31, 2019, the Company authorized the issuance of 3,000,000 shares of common stock to Leslie Ball, Chief Executive Officer (Note 6), for services rendered to the Company with a fair value of $2,269,000.

During the year ended December 31, 2019, the Company authorized the issuance of 3,315,000 shares of common stock to Thomas Gingerich, Chief Financial Officer (Note 6), for services rendered to the Company with a fair value of $2,663,500.

During the year ended December 31, 2019, the Company authorized the issuance of 700,000 shares of common stock to GP Consulting, LLC (Note 6), for services rendered to the Company with a fair value of $544,000.

Acceleration of Shares due to Change of Control

On July 31, 2019, the Board of Directors elected to effectuate Section 9 of Consulting Agreements to accelerate 14 quarters of bonus shares due to change of control. A total of 19,900,000 shares were issued at a fair value of $14,925,000. The shares are included in the amounts in the preceding paragraph. Shares issued are as follow:

Dorado Consulting, LLC, a related party	12,800,000
Les Ball	2,900,000
Tom Gingerich	2,900,000
GP Consulting, LLC	600,000
John Grainer	700,000

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Series A Preferred Stock

The holder of Series A Preferred Stock shall have full voting rights and shall vote together as a single class with the holders of the Company’s common stock. The holder of Series A Preferred Stock is entitled to fifty-one percent (51%) of the total votes on all matters brought before shareholders of the Company, regardless of the actual number of shares of Series A Preferred Stock then outstanding. In addition, the Company is prohibited from issuing any other class of preferred stock without first obtaining the prior approval of the holders of Series A Preferred Stock. All Series A Preferred stock issued and outstanding is held by Chemesis International, Inc., the Parent company.

Blank Check Preferred Stock

The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by the common stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Warrants

As of December 31, 2019, the Company had outstanding warrants to purchase 6,995,796 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
May 11, 2017	2,838,462	$.50	May 11, 2020
May 11, 2017	3,200,000	$0.005	May 11, 2020
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
March 8, 2019	207,200	$1.75	March 7, 2021
Total	6,995,796

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the period ended December 31, 2019.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Warrant Modification

On July 31, 2019 the Board of Directors approved the reduction of exercise price of certain warrants from $.50 to $.005 in order to maintain certain officers and directors. As a result of the reduced exercise price, the Company recognized an additional $1,196,800 of compensation expense.

All of the outstanding warrants granted were fully vested on the grant date. None of the warrants were exercised during the period ended December 31, 2019.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

On June 10, 2019 the Company sold partial interests in its wholly owned subsidiaries to an investor as follows:

Subsidiary	% Sold	Amount Received
Point Arena Manufacturing, LLC	2.5%	$208,435
Green Room Palm Springs, LLC	2.0%	211,428
Total		$419,863

As a result of the transaction, the Company reported $411,465 as additional paid in capital and $8,398 as included in non-controlling interest.

During the three months ended December 31, 2019 the Company sold partial interests in its wholly owned subsidiaries to an investor as follows:

Subsidiary	% Sold	Amount Received
Point Arena Manufacturing, LLC	2.5%	$208,335
Green Room Palm Springs, LLC	1.0%	105,714
Total		$314,049

As a result of the transaction, the Company reported $296,263 as additional paid in capital and $17,786 as included in non-controlling interest.

Share Exchange and Ancillary Rights Agreements – Chemesis International Inc.

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 pre-split restricted shares of common stock of CADMF and CADMF receives 11,666,998 restricted shares of the Company’s common stock. Closing date of the transaction was March 30, 2019. The exchange allows a mutual leak out. Beginning six months after the closing date, the Company shall be able to sell up to 1,215,313 of the CADMF shares and CADMF shall be able to sell 1,944,500 of the Company’s shares every six months, subject to compliance with any applicable securities laws and stock exchange rules.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

The Company recognized $1,166,700 charge to operations attributable to the Ancillary Rights Agreement during the period ended December 31, 2019.

Share Exchange Agreement

Effective August 28, 2019, eight shareholders of the Company entered into a Share Exchange Agreement with Chemesis International, Inc. (“Chemesis”), pursuant to which the shareholders exchanged 42,534,454 common shares and 1,000 preferred shares of GSRX for 14,880,705 shares of pre-split restricted Chemesis common stock. As a result of the exchange Chemesis owned 54,151,035 shares or 66.20% of the Company.

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Years Ended
December 31, 2019
Net loss attributable to
GSRX Industries Inc.	$(36,257,003)
Net Loss Attributable to Non-Controlling Interests	(658,450)

Change from net loss attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$(36,915,453)

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

5. Final Purchasing Agreements

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

For the years ended December 31, 2019 and 2018, the CEO was paid $250,000 and $240,000 and CFO were paid $181,250 and $185,000, respectively. See Note 3 for stock based compensation paid to the CEO and CFO.

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

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Effective July 1, 2019, the Company entered into an amended and restated executive consulting agreement with the Executive Chairman, Christian Briggs. Pursuant to the agreement, the Company agreed to pay the Executive Chairman compensation as follows: (i) a monthly cash fee of $0 – $15,000, based on the Company’s monthly revenues, payable in accordance with the Company’s standard payroll practices; and (ii) 700,000 restricted shares of the Company’s common stock, par value $0.001 per share, payable quarterly, effective immediately and (iii) an acceleration of 14 quarters of the quarterly shares upon a change of control in the Company.

For the year ended December 31, 2019, Dorado was paid $122,400. For the year ended December 31, 2018, Peach was paid $212,500. See Note 3 for stock based compensation paid to Dorado.

On April 9, 2018 the Company entered into a consulting agreement with GP Consulting, LLC, an entity owned by Gabrielle Pinto, daughter of Christian Briggs. GP Consulting, LLC, through its employee Gustavo Pinto, serves as the VP of Operations – Puerto Rico (“VP Ops”). Pursuant to the agreement, Gustavo Pinto, and the Company agreed to pay to the VP Ops a monthly fee of $15,000, plus expenses for services and duties customarily performed by and customary to the role of VP Ops.

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

For the years ended December 31, 2019 and 2018, GP Consulting was paid $262,209 and $120,000, respectively. See Note 3 for stock based compensation paid to GP Consulting.

Natural Ventures Puerto Rico, a subsidiary of Chemesis, has been advanced $371,263 for future cannabis products to be delivered.

On February 28, 2019 the Company, through its wholly owned subsidiary, entered into a long term supply agreement (“Supply Agreement”) Natural Ventures PR, LLC (“Supplier”). Pursuant to the terms of the Supply Agreement, the Supplier agreed to supply a maxium of 300 pounds of medicinal cannabis raw materials and manufactured products to the Company. The Supply Agreement has a term of ten years. Either party may terminate the Supply Agreement with a written thirty (30) day notice.

During the year ended December 31, 2019 the Company purchased $2,368,277 of product from Natural Ventures Puerto Rico, LLC.

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920,402. The proceeds were sent directly to its parent, Chemesis in exchange for a note dated October 11, 2019 and due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. As of December 31, 2019 Chemesis repaid $300,000 of the advance. Through May 6, 2020 Chemesis repaid an additional $350,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020.

As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020.

During the fourth quarter of 2019, the Company advanced $549,984 to Natural Ventures Puerto Rico, LLC, a subsidiary of Chemesis as an informal, unsecured, due upon demand advance.

As of December 31, 2019 the Company owed Gingerich $28,307 for expenses paid on behalf of the Company. The amount was repaid in full during the first quarter of 2020.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

7. Patent Application Costs and Intangible Assets

The Company had applied for multiple patents which it believed was a new, original and ornamental design for Oral Consumable Flakes. The patents used the methods of preparing solulizable, encapsulated plant-based compositions For the year ended December 31, 2019, the Company incurred $135,546 for legal and associated costs for the multiple patent applications.

The Company has determined not to continue pursuing the patents. The patent application costs were expensed and charged to operations in the current year.

8. Commitments and Contingencies

Lease Commitments

The Company leases various facilities under operating leases which expire at various dates through July 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. As of January 1, 2019 the Company adopted ASC 842 requiring lessees to record assets and liabilities on the balance sheet. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Lease expense for the years ended December 31, 2019 and 2018 was $936,525 and $9800,000, respectively.

Aggregate future lease liability payments under ASC 842 are as follows:

12/31/2019
2020	$594,936
2021	577,167
2022	482,026
2023	390,927
2024	232,490
Thereafter	387,778
Total	$2,665,324

Option to Purchase Building

On May 14, 2018 and November 20, 2018, Andalucia 511, LLC, through its parent company, Project 1493, LLC remitted $50,000 payments for the purpose of extending the option to purchase a building located at 1022 Ashford Avenue in Santuree, Puerto Rico. The option gives the Company an exclusive ninety day option to purchase the building for $1,150,000, which can be executed by written consent, specifying the closing date. The Company will also pay $6,000 rent for the duration of the option agreement. On March 27, 2019 a $100,000 payment was made to extend the option to May 31, 2019. On May 21, 2019 the Company elected to forego the purchase of the building. The Company notified the Option holder of the decision, and released the $200,000 funds held in escrow to the Option holder and terminated the agreement to purchase the building. The Option fee of $200,000 is being expensed in the current year.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of December 31, 2019and May 29, 2020 the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

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

Green Spirit Mendocino, LLC holds an annual license which expires April 4, 2021. The license was issued by the Bureau of Cannabis Control (“BCC”) ON April 29, 2020. Point Arena Manufacturing, LLC (“PAM”) holds a Non-Volatile Type 6 Manufacturing license was issued a license on May 15, 2020 and expires on May 15, 2021. Point Arena Distribution, LLC holds a Distribution Type 11 license issued by the BCC which expires on June 27, 2020.

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

On December 19, 2018, Pure and Natural, LLC entered into an operating lease for a kiosk in Governor’s Square Mall, in Clarksville, Tennessee for fifteen months beginning February 1, 2019 and ending April 30, 2020. As of the date of this report, the Company is on a month to month lease with the landlord. The lease obligation will be $2,500 per month. The lease also calls for additional rent payments of 10% of annual revenues in excess of $375,000.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

December 31, 2019

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

9. Subsequent Events

Board and Officer Actions

On March 11, 2020, Troy Nihart and Jeff Rogers were added to the Company’s Board of Directors. Also on that date, Christian Briggs, Leslie Ball and Steven Farkas were removed from the Board.

On the same date, Troy Nihart was appointed Chairman of the Board, interim President and CEO. Mr. Nihart replaced Leslie Ball as CEO.

On May 5, 2020 Troy Dooly and Shaun Dale were appointed to the Company’s Board of Directors.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Option to Sell Interest in Project 1493, LLC

On May 7, 2020, GSRX Industries Inc. (the “Corporation” or “GSRX”) entered into an option agreement (the “Option Agreement”) with a royalty right with Natural Ventures PR, LLC (“NVPR”) allowing NVPR to acquire 100% of the issued and outstanding membership interest of GSRX’s wholly-owned subsidiary, Project 1493, LLC (the “1493 Membership Interest”). Project 1493, LLC holds all of GSRX’s currently operating and issued Puerto Rican dispensaries and cannabis licenses.

Chemesis International Inc. (“Chemesis”) owns an 80% interest in NVPR and is also GSRX’s largest shareholder.

The right of NVPR to exercise the option and acquire the 1493 Membership Interest is conditional upon NVPR performing, or causing to be performed by its parent company Chemesis, the following milestones (the “Milestones”) within the applicable timelines set forth below:

(a) paying US$25,000 to GSRX (the “Initial Cash Payment”), and (ii) waiving the 36-month leak-out in respect of the 729,187 common shares of Chemesis currently held by GSRX, which Milestones were completed concurrently with the execution and delivery of the Option Agreement (such date, the “Effective Date”);

(b) issuing to GSRX 5,190,000 common shares in the capital of Chemesis (the “Chemesis Shares”) within 10 months after the Effective Date. The Chemesis Shares will be subject to a 36-month leak-out schedule; and

(c) paying an additional US$2,475,000 to GSRX within 15 months after the Effective Date.

Immediately upon NVPR completing, or causing Chemesis to complete, as the case may be, each of the aforementioned Milestones within the respective timelines set out above, NVPR will be deemed to have acquired all of the 1493 Membership Interest (“Exercise of the Option”).

Upon Exercise of the Option, NVPR and GSRX shall enter into a royalty agreement (the “Royalty Agreement”), the form of which was negotiated concurrent with the Option Agreement, pursuant to which NVPR shall grant to GSRX a revenues interest royalty and the right to receive payments in respect thereof equal to five percent (5%) of the revenues realized by NVPR from the operations of Project 1493, LLC in Puerto Rico for a period of five years.

Prior to the Exercise of the Option, either NVPR or GSRX may terminate the Option Agreement upon delivering notice to the other of its intention to terminate. If GSRX elects to terminate, then NVPR will not acquire the 1493 Membership Interest and GSRX must, as a condition precedent to such election: (i) return all cash payments it received under the terms of the Option Agreement; (ii) return the Chemesis Shares (if any) it received under the terms of the Option Agreement; and (iii) pay to Chemesis a break fee of US$100,000. If NVPR elects to terminate, then NVPR will not acquire the 1493 Membership Interest and GSRX will be entitled to keep the Initial Cash Payment. Subject to termination of the Option Agreement as described above, the term of the Option is 15 months after the Effective Date.

Security Agreement, Pledge and Assignment

In conjunction with the Option Agreement, on May 7, 2020, the Company entered into a security, pledge and assignment agreement (the “Security Agreement”) with NVPR which assigns and pledges to NVPR a security interest in all of the Company’s right, title and interest in and to 100% of the issued and outstanding membership interest of Project 1493, LLC.

