Form 10-Q
period 2020-03-31
GSRX INDUSTRIES INC.
filed 2021-02-16
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2020

Commission File Number: 333-141929

GSRX INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

5477 Nittany Valley Drive

Mill Hall, Pennsylvania 17751

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

As of February 12, 2021, the registrant had 81,798,286 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	“Unaudited”
Assets

Current Assets
Cash	$240,127	$75,704
Cash, held in escrow (Note 9)	528,570	528,570
Accounts Receivable	9,936	21,146
Inventory	649,076	442,316
Prepaid Inventory, related party	262,316	371,263
Total Current Assets	1,690,025	1,438,999

Fixed Assets
Furniture, Fixtures and Equipment	405,512	406,729
Building, Land and Leasehold Improvements	1,009,505	1,009,505
Accumulated Depreciation	(313,368)	(264,583)
Total Net Fixed Assets	1,101,649	1,151,651

Other Assets
Advance to Parent and Affiliate (Note 2)	1.105.052	1,170,386
Licenses	812,300	812,300
Deposits	256,560	275,810
Investments, fair value	277,091	232,247
Investments, cost method	70,000	70,000
Right of Use (Note 2)	2,027,041	2,155,738
Construction in Progress (Note 5)	744,594	739,473
Total Other Assets	5,292,638	5,455,954

Total Assets	$8,084,312	$8,046,604

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$1,052,971	$876,227
Accrued Expenses	126,199	362,903
Lease Liability - current	524,207	594,936
Total Current Liabilities	1,703,377	2,423,847

Long Term Liabilities
Lease Liability - non current	1,698,678	1,751,237
Total Long Term Liabilities	1,698,678	1,751,237

Total Liabilities	3,402,055	3,585,303

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)
Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 81,799,286 and 80,853,142 issued and outstanding; 0 and 946,144 authorized but not issued as of March 31, 2020 and December 31, 2019, respectively	81,800	81,800
Additional paid-in capital	83,111,254	83,111,254
Retained Deficit	(78,331,011)	(78,579,239)
Equity Attributable to GSRX Industries Inc.	4,862,044	4,613,816
Non-Controlling Interest	(179,787)	(152,515)

Total Stockholders’ Equity	4,682,257	4,461,301

Total Liabilities and Stockholders’ Equity	$8,084,312	$8,046,604

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	“Unaudited”	“Unaudited”
Revenues
Revenues	$2,839,287	$2,866,079
Cost of Goods Sold	1,477,862	1,380,620
Gross Profit	1,361,425	1,485,459

Operating Expenses
Consulting Fees	251,179	453,029
General and Administrative	783,971	1,755,354
Professional Fees	101,377	335,475
Depreciation Expense	48,786	44,192
Stock Based Compensation (Note 3)
Consulting Fees	-	545,107
Share Exchange and Ancillary Rights Agreement	-	1,166,700
Director Fees	-	15,926
Professional Fees	-	408,000
Total Stock based compensation	-	2,135,733
Total Operating Expenses	1,185,313	4,723,783
Income (Loss) from Operations	176,112	(3,238,324)

Other Income (Expenses)
Rent Income	-	25,756
Unrealized gain on investments	44,844	-

Total Other Income (Expenses)	44,844	25,756

Income (Loss) From Operations Before
Provision for Income Taxes	220,956	(3,212,568)

Provision for Income Taxes (Note 4)	-	-

Net Income (Loss)	220,956	(3,212,568)
Net Loss Attributable to Non-Controlling Interest	(27,272)	(125,367)
Net Income (Loss) Attributable to GSRX Industries Inc.	$248,228	$(3,087,201)

Basic and diluted income (loss) per share	$0.00	$(0.07)

Weighted average number of basic and diluted common shares outstanding	81,799,286	46,078,529

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

	Shares		Preferred	Common	Additional		Non -
	Preferred Stock	Common Stock	Stock Amount	Stock Amount	Paid-in Capital	Retained Deficit	Controlling Interest	Total

Balance as of December 31, 2018	1,000	46,035,303	$1	$40,036	$49,750,553	$(42,322,236)	$401,789	$7,876,143

Issuance of Shares and Warrants for Cash	-	621,600	-	622	776,378	-	-	777,000

Shares Authorized for Services, Not Issued as of Statement Date		762,335		762	968,270	-	-	969,032

Shares Issued in Share Exchange and Ancillary Agreement	-	11,666,998	-	11,667	12,822,031	-	-	12,833,698

Capital Contributed by Non-Controlling Interests					430,819		102,753	533,572
								-
Net Loss	-	-	-	-	-	(3,087,201)	(125,367)	(3,212,568)

Balance as of March 31, 2019	1,000	59,086,236	$1	$59,087	$64,748,051	$(45,409,437)	$379,175	$19,776,877

Balance as of December 31, 2019	1,000	81,799,286	$1	$81,800	$83,111,254	$(78,579,239)	$(152,515)	$4,461,301

Net Income (Loss)	-	-	-	-	-	248,228	(27,272)	220,956

Balance as of March 31, 2020	1,000	81,799,286	$1	$81,800	$83,111,254	$(78,331,011)	$(179,787)	$4,682,257

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended March 31,
	2020	2019
	“Unaudited”	“Unaudited”
Cash Flow from Operating Activities
Net Income (Loss)	$220,956	$(3,212,568)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Issuance of Common Stock for Services	-	2,135,733
Depreciation Expense	48,785	44,192
Impairment of fixed assets	20,467	-
Unrealized (gain) on investments	(44,844)	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	11,210	10,650
Inventory	(206,760)	(289,381)
Prepaid Inventory	108,947	176,235
Prepaid Expenses	-	2,500
Accounts Payable	176,744	486,545
Accrued Expenses	(236,704)	23,978
Lease liability - current	5,409	110,050
Net Cash From (Used) in Operating Activities	104,210	(512,066)

Cash Flow from Investing Activities
Deposit	-	(145,570)
Purchase of Fixed Assets	-	(132,142)
Advance to Parent and Affiliate	(284,666)	-
Proceeds from Advance to Parent and Affiliate	350,000	-
Patent Application Costs incurred	-	(135,546)
Investments, cost method	-	(70,000)
Construction in Progress	(5,121)	(102,739)
Net Cash Used in Investing Activities	60,213	(585,997)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	-	777,000
Sale of Equity in Subsidiaries	-	430,819
Cash Contributed by Non-controlling Interests	-	102,753
Net Cash Provided by Financing Activities	-	1,310,572
Net Increase in Cash	164,423	212,509
Cash at Beginning of Period	604,274	1,313,645
Cash at End of Period	$768,697	$1,526,154

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities

Common stock issued for Investments, fair value	$	$11,666,998

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

March 31, 2020

1. Nature of Operations

GSRX Industries Inc. (“the Company”) is a Nevada corporation formed under the name Cyberspace Vita, Inc. (“Cyberspace”) on November 7, 2006. The Company changed its name from Cyberspace to Green Spirit Industries Inc. on May 18, 2017. The Company changed its name from Green Spirit Industries Inc. to GSRX Industries Inc. on June 22, 2018.

The Company is in the business of operating medical cannabis dispensaries in Puerto Rico and cannabis related businesses in California. Effective November 24, 2020 the Company sold all of its dispensaries in Puerto Rico (Note 9).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the consolidated financial position and results of its operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 (including the notes thereto) set forth in Form 10-K filed with the Securities and Exchange Commission on June 11, 2020.

Principles of Consolidation

The consolidated financial statements through March 31, 2020 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

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

Cash and Cash Equivalents

The Company considers all cash on hand; cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At March 31, 2020 the Company had $278,570 in excess of FDIC depository insurance coverage. In the Company’s Puerto Rico operations, the Company holds cash from sales in multiple safes. The cash is used to pay vendors and certain taxes required to be paid with cash. The Company deposits cash into bank from safes when vendors require payment by check. As of March 31, 2020, the Company held approximately $140,000 in safes.

Cash held in escrow, in the name of the Company, is held by Gunnison Bank (“Gunnison”). The escrow account was established to hold the deposits from the sale of equity in subsidiaries and hold funds for businesses under subscription agreements. There are no restrictions on the funds held by Gunnison on the Company’s behalf.

Investments, fair value

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 pre-split, restricted shares of common stock of CADMF initial fair value. On December 20, 2019 CADMF completed a reverse 1:10 stock split, reducing the shares held to 729,187. Fair value of the investment as of March, 2020 was $277,091. CADMF is quoted on the OTCQB market and closed on Tuesday, March 31, 2020 at $0.38 per share.

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

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Three Months Ended March 31,
	2020	2019
Revenues by Type
Wholesale	$999	$5,798
Retail	2,838,288	2,860,281
Total	$2,839,287	$2,866,079

	For the Three Months Ended March 31,
	2020	2019
Revenues by State/Territory
California	$109,283	$121,896
Tennessee	9,983	10,312
Texas	999	29,190
Puerto Rico	2,719,022	2,704,681
Total	$2,839,287	$2,866,079

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of March 31, 2020, the Company had not identified any uncollectible accounts.

Advance to Parent and Affiliate

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920, 402. The Company advanced the proceeds to its parent, Chemesis in exchange for a note due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. Through March 31, 2020 Chemesis repaid $650,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020. As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020, but had repaid an additional $41,604 of the advance. The current balance due on the note is $228,798.

As of March 31, 2020, the Company advanced $834,650 to Natural Ventures Puerto Rico, LLC (“NVPR”), a subsidiary of Chemesis as an informal, unsecured, due upon demand advance. The current balance of the advance due as of the date of this report is $1,663,707.

Inventory

The Company’s inventory is stated at the lower of cost or market, determined by the first-in, first-out (“FIFO”) method. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

Inventory is comprised of the following items:

	As of March 31, 2020	As of December 31, 2019
Finished goods – flower	$135,889	$135,074
Finished goods – cannabis products	417,663	195,311
Finished goods – CBD products	95,524	111,931
Total	$649,076	$442,316

As of March 31, 2020, the Company had paid for inventory which had not been delivered in the amount of $262,316. As of August 10, 2020, the balance was paid in full.

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

Basic Earnings per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net income (loss) per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Potentially dilutive securities have been excluded from the Company’s earnings per share calculation due to the exercise price being significantly higher than current market price of the Company’s shares. The total number of potentially dilutive securities which have been excluded is 995,334. (Note 3).

Recent Accounting Pronouncements

As of March 31, 2020 and through February 12, 2021 there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

3. Equity

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

Warrants

As of March 31, 2020, the Company had outstanding warrants to purchase 995,334 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
March 8, 2019	207,200	$1.75	March 7, 2021
Total	995,334

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the period ended March 31, 2020.

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Three Months Ended
March 31, 2020
Net income attributable to
GSRX Industries Inc.	$248,228
Net Loss Attributable to Non-Controlling
Interests	(27,272)
Change from net income attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$220,956

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

6. Related Party Transactions

The Company entered into executive consulting agreements with its Interim President and Chief Executive Officer (“CEO”) effective as of March 10, 2020, replacing Les Ball.

Pursuant to the agreement, the Company agreed to pay the CEO compensation as follows: (i) a monthly cash fee of $25,000; and (ii) a monthly bonus equal to 1% of total gross sales based on all revenues in excess of $1,000,000; and (iii) a signing bonus of $25,000 upon execution of the agreement; and (iv) issued $100,000 of stock based compensation upon execution of the agreement. As of the report date, the stock has not been issued.

Effective July 1, 2019, the Company entered into an amended and restated executive consulting agreement with the CFO. Pursuant to the agreement, the Company agreed to compensate the CFO a monthly fee of $15,000.

For the three months ended March 31, 2020, the he former CEO was paid $50,000, the new Interim President and CEO was paid $19,900 and CFO was paid $45,000.

On March 11, 2020 Mr. Christian Briggs, Les Ball and Steve Farkas were replaced on the Board of Directors by Troy Nihart and Jeff Rogers. Mr. Briggs had served as Chairman, and was replaced by Mr. Nihart.

During the three months ended March 31, 2020, Mr. Briggs was paid $28,000 as compensation.

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

For the three months ended March 31, 2020, GP Consulting was paid $60,000. Mr. Pinto resigned on June 1, 2020.

Natural Ventures Puerto Rico, a subsidiary of Chemesis, has been advanced $262,316 for future cannabis products to be delivered.

On February 28, 2019 the Company, through its wholly owned subsidiary, entered into a long term supply agreement (“Supply Agreement”) Natural Ventures PR, LLC (“Supplier”). Pursuant to the terms of the Supply Agreement, the Supplier agreed to supply a maximum of 300 pounds of medicinal cannabis raw materials and manufactured products to the Company. The Supply Agreement has a term of ten years. Either party may terminate the Supply Agreement with a written thirty (30) day notice.

During the three months ended March 31, 2020 the Company purchased $388,812 of product from Natural Ventures Puerto Rico, LLC. As of March 31, 2020 the Company owed NVPR $214,113 for products purchased.

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920,402. The proceeds were sent directly to its parent, Chemesis in exchange for a note dated October 11, 2019 and due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. Through March 31, 2020 Chemesis repaid $650,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020. As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020 or paid the balance in full by November 6, 2020, but had repaid an additional $41,604 of the advance. The current balance due on the note is $228,798.

As of March 31, 2020, the Company advanced $834,650 to Natural Ventures Puerto Rico, LLC (“NVPR”), a subsidiary of Chemesis as an informal, unsecured, due upon demand advance. The current balance of the advance due is $1,663,707.

7. Commitments and Contingencies

Lease Commitments

The Company leases various facilities under operating leases which expire at various dates through July 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. As of January 1, 2019 the Company adopted ASC 842 requiring lessees to record assets and liabilities on the balance sheet. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Lease expense for three months March 31, 2020 and 2019 was $152,104 and $437,937, respectively.

Aggregate future lease liability payments under ASC 842 are as follows:

Years Ended
2020	$506,118
2021	434,217
2022	334,529
2023	240,909
2024	172,528
Thereafter	310,144
Total	$1,998,445

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of March 31, 2020 and February __, 2021 the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

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

Green Spirit Mendocino, LLC holds an annual license which expires April 4, 2021. The license was issued by the Bureau of Cannabis Control (“BCC”) on April 29, 2020. Point Arena Manufacturing, LLC (“PAM”) holds a Non-Volatile Type 6 Manufacturing license was issued a license on May 15, 2020 and expires on May 15, 2021. Point Arena Distribution, LLC holds a Distribution Type 11 provisional license issued by the BCC which expires on June 27, 2021.

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

8. Legal Proceedings

On December 30, 2020, the Company was provided a cease and desist letter objecting to the claim that the sale of the Project 1493, LLC assets to Puerto Rico Industrial Commercial Holdings Biotech Corp. had been completed. The Company’s lawyers are considering the merits of the foregoing claim.

9. Subsequent Events

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

Litigation

On July 14, 2020 notice was served to Pure and Natural One-TN, LLC, Pure and Natural Lakeway, LLC and Thomas Gingerich as defendants in a lawsuit filed by Southwest Legend Investments LLC, a member of the two companies. As of the date of this report, the defendants have supplied requested information to the plaintiff’s attorney. Plaintiff is seeking damages in excess of $200,000 but less than $1,000,000.

Nashville Lease – Pure and Natural, LLC

On February 8, 2019, Pure and Natural, LLC entered into an operating lease for a 2,525 square foot CBD retail store at 2306 West End Avenue, Nashville, Tennessee for five years beginning February 1, 2019 and ending January 31, 2024. The initial lease obligation was $7,364 per month and a security deposit of $7,364. The lease was terminated with the landlord on July 10, 2020. Under provisions of the mutual settlement and release agreement with the landlord to terminate the lease, the Company paid $54,000 and forfeited the security deposit.

Green Room Palm Springs LLC

On October 16, 2020 the Company sold its 95% interest in Green Room Palm Springs, LLC for $400,000 to Seneca Capital Partners, LP, effectively owned by Christian Briggs, former Executive Chairman of the Board. Included in the sale was the transfer of the escrow account which held investor funds. The minority investors agreed with the sale, transfer of interest and the transfer of their escrow account.

Asset Purchase Agreement to Sell Assets of Project 1493, LLC

On November 23, 2020, the Company received a payment of $1,500,000 (the “Payment”) from Puerto Rico Industrial Commercial Holdings Biotech Corp. (“PRICH”) in connection with the purchase to acquire 100% of the assets of GSRX’s wholly-owned subsidiary, Project 1493, LLC (the “1493 Membership Interest”). Project 1493, LLC holds all of GSRX’s currently operating and issued Puerto Rican dispensaries and cannabis licenses. The payment was not subject to any escrow or release conditions. As of the date of this report, the two parties continue negotiations of the terms of the sale. Please see Note 8 for further information.

Under Regulation S-X, Article 11, Section 3120, pro forma financial information is required if a disposition either by sale, abandonment or distribution to shareholders has occurred or is probable, and is not fully reflected in the historical financial statements. As such, the Company reports the following represents the financial information with and without Project 1493 Membership’s operating income and expenses:

Regulation S-X, Article 11, Section 3120

	For the Three Months Ended

		“Project 1493, LLC”
	As Presented “Consolidated”	Statement of Operations	“All Other Companies”
	March 31, 2020	March 31, 2020	March 31, 2020

Revenues
Revenues	$2,839,287	$2,719,022	$120,265
Cost of Goods Sold	1,477,862	1,420,218	57,644
Gross Profit	1,361,425	1,298,804	62,621

Operating Expenses
Consulting Fees	251,179	98,279	152,900
General and Administrative	783,971	561,669	222,302
Professional Fees	101,377	40,025	61,352
Depreciation Expense	48,786	42,971	5,815
Stock Based Compensation (Note 3)
Consulting Fees	-	-	-
Share Exchange and Ancillary Rights Agreement	-	-	-
Director Fees	-	-	-
Professional Fees	-	-	-
Total Stock based compensation	-	-	-
Total Operating Expenses	1,185,313	742,944	442,369
Income (Loss) from Operations	176,112	555,860	(379,748)

Other Income
Rent Income	-	-	-
Unrealized gain on investments	44,844	-	44,844

Total Other Income	44,844	-	44,844

Income (Loss) From Operations Before
Provision for Income Taxes	220,956	555,860	(334,904)

Provision for Income Taxes (Note 4)	-	-	-

Net Income (Loss)	220,956	555,860	(334,904)

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

On May 12, 2017, the Company changed its name from “Cyberspace Vita, Inc.” to “Green Spirit Industries Inc.” On June 22, 2019, the Company changed its name from “Green Spirit Industries Inc.” to “GSRX Industries Inc.”

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

As of the date of this Report, we have financed operations through a combination of equity financings including net proceeds from the private placements of stock. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements until the end of 2021, at which point we anticipate nearing or reaching cash-flow breakeven. See “Liquidity and Capital Resources.”

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served, including a significant reduction in the demand for petroleum-based products. The market for the Company’s cannabis operations began being adversely impacted by the effects of COVID-19 in March of 2020 when circumstances surrounding, and responses to, the pandemic, including stay-at-home orders, began to materialize in North America. However, the full extent of the COVID-19 outbreak and changes in cannabis and the impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on the financial results and business operations of the Company.

On January 21, 2021 the Board of Directors approved a rebranding of the GSRX corporate identity, the opening of a new business vertical in the restaurant industry focusing on the growing opportunities in underserved markets and the relocation of its corporate headquarters to Pennsylvania. The rebranding of the GSRX corporate identity is part of the Company’s ongoing strategy to evolve its business and create a foundation for new opportunities, entering the restaurant industry in underserved rural markets with a beginning focus on delivery, drive-up, and curbside provisions. The Company believes there is a demand for these services due to the disruptive Covid-19 pandemic in rural markets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 and March 31, 2019

The following table summarizes the results of our operations during the three months ended March 31, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/2020 (unaudited)	3/31/2019 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	2,839,287	2,866,079	(26,792)	(0.94)%
Cost of Goods Sold	1,477,862	1,380,620	97,242	7.04%
Operating expenses	1,185,313	4,723,783	(3,538,470)	(74.91)%
Net income (loss)	248,228	(3,087,201)	3,335,429	100.00%
Income (loss) per share of common stock	$0.00	$(0.07)	$.07	100.00%

We recorded a net income of $248,228 for the three months ended March 31, 2020.

Revenue. Total revenue for the three months ended March 31, 2020 and 2019 was $2,839,287 and $2,866,079, respectively. The decrease of $26,792, or 0.94%, was due to the revenues generated by operations of the five (5) Green Spirit RX dispensaries in Puerto Rico, and The Green Room dispensary, CBD sales from Pure and Natural and retail sales from the Pure and Natural One kiosk during the first quarter, with a small decrease due to COVID-19.

Cost of Goods Sold. Total cost of revenue for the three months ended March 2020 and 2019 was $1,477,862 and $1,380,620, respectively. The increase of $97,242, or 7.04%, was due to an increase in inventory purchases of cannabis products, including flowers, cream, oils and edibles, and cannabis-related accessories, including cartridges and pipes, related to the retail operations of the six dispensaries and CBD products purchased during the first quarter.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended March 31, 2020 and 2019 was $1,185,313 and $4,723,783, respectively. The decrease of $3,538,470, or 74.91%, was due to decreases in all operating expense categories, including labor, taxes, store supplies, marketing, security expenses, professional fees, consulting fees and a significant reduction of stock-based compensation as none was paid in the first quarter of 2020.

Net Income (Loss). Net income (loss) for the three months ended March 31, 2020 and 2019 was $248,228 and ($3,087,201) respectively. The increase of $3,335,429, or 100.00%, was due to a substantial decrease in operating expenses of the stores, lower consulting fees and no stock-based compensation paid out, offset by slightly lower revenues and increase in cost of goods sold.

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

LIQUIDITY AND CAPITAL RESOURCES

This is the first quarter the Company has reported net income since beginning operations in 2017. We are reporting net income $248,228 for the three months ended March 31, 2020 and a net loss of $3,087,201 for the quarter ended March 31, 2019 and have an accumulated deficit of $78,331,011 as of March 31, 2020.

As of March 31, 2020, the Company had $768,697 cash on hand as compared to $604,274 as of December 31, 2019. For the three months ended March 31, 2020, the Company reported income from operations of $248,228 and net cash increase of $164,423.

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

During the three months ended March 31, 2020, we financed our operations through the remaining proceeds from various private placement offerings of $1,183,000 conducted by the Company during 2019 and its first quarterly net operating income.

We will be required to raise additional cash through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2021. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans for real estate purchases and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Cash Flows. Net cash from operating activities for the three months ended March 31, 2020 was $104,210 which was due to the net income from operations, the increase of accounts payable and lease liability, decrease of accounts receivable, prepaid inventory, and offset by the increase of inventory and decrease in accounts receivable and accrued expenses.

Investing Cash Flows. Net cash used in investing activities for the three months ended March 31, 2020 was $60,213, which was due to net proceeds received from the parent and affiliate.

Financing Cash Flows. There were no financing activities for the three months ended March 31, 2020.

Material Capital Expenditure Commitments

The Company has no upcoming capital commitments.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by item of regular 8-K, the Company is not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 14, 2020 notice was served to Pure and Natural One-TN, LLC, Pure and Natural Lakeway, LLC and Thomas Gingerich as defendants in a lawsuit filed by Southwest Legend Investments LLC, a member of the two companies. As of the date of this report, the defendants have supplied requested information to the plaintiff’s attorney. Plaintiff is seeking damages in excess of $200,000 but less than $1,000,000.

On December 30, 2020, the Company was provided a cease and desist letter objecting to the claim that the sale of the Project 1493, LLC assets to Puerto Rico Industrial Commercial Holdings Biotech Corp. had been completed

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no sales of equity securities in the quarter ended March 31, 2020.

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

GSRX INDUSTRIES INC.

Date: February 16, 2021	By:	/s/ Troy Nihart
Troy Nihart
Interim Chief Executive Officer and President

