Form 10-Q
period 2020-06-30
GSRX INDUSTRIES INC.
filed 2021-02-16
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2020

Commission File Number: 333-141929

GSRX INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	14-1982491
(State of organization)	(I.R.S. Employer Identification No.)

5477 Nittany Valley Drive.

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

As of February 12, 2021, the registrant had 81,799,286 shares of common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
	“Unaudited”
Assets

Current Assets
Cash	$49,523	$75,704
Cash, held in escrow (Note 9)	528,570	528,570
Accounts Receivable	9,852	21,146

Inventory	458,521	442,316
Prepaid Inventory, related party	4,941	371,263
Total Current Assets	1,051,407	1,438,999

Fixed Assets
Furniture, Fixtures and Equipment	388,753	406,729
Building, Land and Leasehold Improvements	992,004	1009,505
Accumulated Depreciation	(350,722)	(264,583)
Total Net Fixed Assets	1,030,035	1,151,651

Other Assets
Advance to Parent and Affiliate	1,246,042	1,170,386
Licenses	812,300	812,300
Deposits	256,560	275,810
Investments, fair value (Note 2)	386,469	232,247
Investments, cost method (Note 2)	70,000	70,000
Right of Use (Note 2)	1,600,378	2,155,738
Construction in Progress (Note 5)	742,955	739,473
Total Other Assets	5,114,704	5,455,954

Total Assets	$7,196,146	$8,046,604

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$555,872	$876,227
Accrued Expenses	136,131	362,903
Lease Liability – current (Note 2)	437,180	594,936
Total Current Liabilities	1,129,183	1,834,066

Long Term Liabilities
Lease Liability - non current (Note 2)	1,089,945	1,751,237
Total Long Term Liabilities	1,089,945	1,751,237

Total Liabilities	2,219,128	3,585,303

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 81,799,286 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	81,800	81,800
Additional paid-in capital	83,111,254	83,111,254
Retained Deficit	(78,027,084)	(78,579,239)
Equity Attributable to GSRX Industries Inc.	5,165,971	4,613,816
Non-Controlling Interest	(188,953)	(152,515)

Total Stockholders’ Equity	4,977,018	4,461,301

Total Liabilities and Stockholders’ Equity	$7,196,146	$8,046,604

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Six Months Ended June 30, 2020 and 2019

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	“Unaudited”	“Unaudited”	“Unaudited”	“Unaudited”
Revenues
Revenues	$2,601,662	$3,439,225	$5,440,949	$6,305,304
Cost of Goods Sold	1,346,069	2,097,844	2,823,931	3,478,464
Gross Profit	1,255,593	1,341,381	2,617,018	2,826,840

Operating Expenses
Consulting Fees	243,085	413,707	494,264	866,736
General and Administrative	611,445	1,478,002	1,395,416	3,233,356
Impairment of fixed assets and construction in progress	88,243	-	88,243
Professional Fees	104,917	212,558	206,294	548,033
Depreciation Expense	47,522	56,977	96,308	101,169
Stock Based Compensation (Note 3)
Consulting Fees	-	90,000		635,107
Share Exchange and Ancillary Rights Agreement	-	-		1,166,700
Director Fees	-	14,161		30,087
Professional Fees	-	-		408,000
Total Stock based compensation	-	104,161	-	2,239,894
Total Operating Expenses	1,095,212	2,265,405	2,280,525	6,989,188
Income (Loss) from Operations	160,381	(924,024)	336,493	(4,162,348)

Other Income (Expenses)
Rent Income	-	31,500	-	57,256
Abandonment of Option to Purchase Building	-	(200,000)	-	(200,000)
Write of leasehold improvements and rent deposits	-	(654,426)	-	(654,426)
Option Fee	25,000	-	25,000
Unrealized gain (loss) on investments	109,378	(802,106)	154,222	(802,106)

Total Other Income (Expenses)	134,378	(1,625,032)	179,222	(1,599,276)

Income (Loss) From Operations Before Provision for Income Taxes	294,759	(2,549,056)	515,715	(5,761,624)

Provision for Income Taxes (Note 4)	-	-	-	-

Net Income (Loss)	294,759	(2,549,056)	515,715	(5,761,624)
Net Loss Attributable to Non-Controlling Interest	(9,166)	(353,451)	(36,438)	(478,818)
Net Income (Loss) Attributable to GSRX Industries Inc.	$303,925	$(2,195,605)	$552,153	$(5,282,806)

Basic and diluted income (loss) per share	$(0.00)	$(0.04)	$0.01	$(0.10)

Weighted average number of common shares outstanding – Basic and diluted	81,799,286	59,117,117	81,799,286	52,633,839

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2018	1,000	46,035,303	$1	$46,036	$49,750,533	$(42,322,236)	$401,789	$7,876,143

Issuance of Shares and Warrants for Cash	-	621,600	-	622	766,378	-	-	777,000

Issuance of Shares for Services	-	762,335	-	762	968,270	-	-	969,032
								-
Issuance of Shares for Cash, Not issued as of Statement Date	-	400,000	-	400	199,600	-	-	200,000
								-
Shares issued in Share Exchange and Ancillary Agreement		11,666,998		11,667	12,822,031	-	-	12,833,698

Shares Authorized for Services, Not Issued as of Statement of Date	-	104,906	-	105	104,056	-	-	104,161

Capital Contributed by Non-Controlling Interests	-	-	-	-	1,124,584	-	59,287	1,183,871

Net Loss	-	-	-	-	-	(5,282,806)	(478,818)	(5,761,624)

Balance as of December 31, 2019	1,000	81,799,286	$1	$81,800	$83,111,254	$(78,579,239)	$(152,515)	$4,461,301

Net Loss	-	-	-	-	-	552,153	(36,438)	515,715

Balance as of June 30, 2020	1,000	81,799,286	$1	$81,800	$83,111,254	$(78,027,086)	$(188,953)	$4,977,016

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

	For the Six Months Ended June 30,
	2020	2019
	“Unaudited”	“Unaudited”
Cash Flow from Operating Activities
Net Income (Loss)	$515,715	$(5,761,624)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Issuance of Common Stock for Services	-	2,239,894
Depreciation Expense	96,308	101,169
Abandonment of Option to Purchase Building	-	200,000
Impairment leasehold improvements and rent deposits	44,558	654,426
Unrealized gain (loss) on investments	(154,222)	802,106

Changes in Operating Assets and Liabilities:
Accounts Receivable	11,294	14,592)
Inventory	(16,205)	(43,150)
Prepaid Inventory	366,322	334,544
Prepaid Expenses	-	2,500)
Accounts Payable	(320,355)	(188,156)
Accrued Expenses	(226,772)	84,611
Lease liability – current	(263,688)	226,885
Net Cash Provided (Used) in Operating Activities	(52,955)	(1,332,203)

Cash Flow from Investing Activities
Deposit	-	(280,409)
Purchase of Fixed Assets	-	(67,826)
Licenses	-	(385)
Advance to Parent and Affiliate	(503,208)	-
Proceeds from Advance to Parent and Affiliate	427,552	-
Patent Application Costs incurred	-	(135,546)
Investments, cost method		(70,000)
Construction in Progress	(3,480)	(321,679)
Net Cash Used in Investing Activities	(79,136)	(875,845)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	-	977,000
Sale of Equity in Subsidiaries	-	1,124,584
Cash Contributed by Non-controlling Interests	-	59,287
Net Cash Provided by Financing Activities	-	2,160,871
Net Decrease in Cash	(26,181)	(47,177)
Cash at Beginning of Period	604,274	1,313,645
Cash at End of Period	$578,093	$1,266,468

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Common stock issued for Investments, fair value	$	$11,666,998

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

June 30, 2020

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

Principles of Consolidation

The consolidated financial statements through June 30, 2020 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

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

Cash and Cash Equivalents

The Company considers all cash on hand; cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At June 30, 2020 the Company had $278,570 in excess of FDIC depository insurance coverage. In the Company’s Puerto Rico operations, the Company holds cash from sales in multiple safes. The cash is used to pay vendors and certain taxes required to be paid with cash. The Company deposits cash into bank from safes when vendors require payment by check. As of June 30, 2020, the Company held approximately $200,000 in safes.

Cash held in escrow, in the name of the Company, is held by Gunnison Bank (“Gunnison”). The escrow account was established to hold the deposits from the sale of equity in subsidiaries and hold funds for businesses under subscription agreements. There are no restrictions on the funds held by Gunnison on the Company’s behalf.

Investments, fair value

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 pre-split, restricted shares of common stock of CADMF initial fair value. On December 20, 2019 CADMF completed a reverse 1:10 stock split, reducing the shares held to 729,187. Fair value of the investment as of June 30, 2020 was $386,469. CADMF is quoted on the OTCQB market and closed on Tuesday, June 30, 2020 at $0.53 per share.

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

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Six Months Ended June 30,
	2020	2019
Revenues by Type
Wholesale	$3,423	$44,846
Retail	5,437,526	6,260,458
Total	$5,440,949	$6,305,304

	For the Six Months Ended June 30,
	2020	2019
Revenues by State/Territory
California	$193,099	$279,580
Tennessee	10,112	25,665
Texas	3,423	44,846
Puerto Rico	5,234,315	5,955,213
Total	$5,440,949	$6,305,304

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of June 30, 2020, the Company had not identified any uncollectible accounts.

Advance to Parent and Affiliate

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920, 402. The Company advanced the proceeds to its parent, Chemesis in exchange for a note due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. Through May 6, 2020 Chemesis repaid $650,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020. As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020 or the balance in full due by November 6, 2020, but had repaid an additional $77,552 of the advance by June 30, 2020. The current balance due on the note is $228,798.

As of June 30, 2020, the Company advanced $1,053,193 to Natural Ventures Puerto Rico, LLC (“NVPR”), a subsidiary of Chemesis as an informal, unsecured, due upon demand advance. The current balance of the advance due as of the date of this report is $1,663,707.

Inventory

The Company’s inventory is stated at the lower of cost or market, determined by the first-in, first-out (“FIFO”) method. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

Inventory is comprised of the following items:

	As of	As of
	June 30,	December 31,
	2020	2019
Finished goods – flower	$ 95, 995	$135,074
Finished goods – cannabis products	273,730	195,311
Finished goods – CBD products	88, 796	111,931
Total	$458,521	$442,316

As of June 30, 2020, the Company had paid for inventory which had not been delivered in the amount of $4,941. As of August 10, 2020, the balance was paid in full.

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

Recent Accounting Pronouncements

As of June 30, 2020 and through February 12, 2021 there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or future operating results. The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

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

Warrants

As of June 30, 2020, the Company had outstanding warrants to purchase 6,995,796 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
March 8, 2019	207,200	$1.75	March 7, 2021
Total	995,334

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the period ended June 30, 2020.

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Six Months Ended
June 30, 2020
Net income attributable to GSRX Industries Inc.	$552,153
Net Loss Attributable to Non-Controlling Interests	(36,438)
Change from net income attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$515,715

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

For the six months ended June 30, 2020, the he former CEO was paid $50,000, the new Interim President and CEO was paid $104,900 and CFO was paid $90,000.

On March 11, 2020 Mr. Christian Briggs, Les Ball and Steve Farkas were replaced on the Board of Directors by Troy Nihart and Jeff Rogers. Mr. Briggs had served as Chairman, and was replaced by Mr. Nihart.

During the six months ended June 30, 2020, Mr. Briggs was paid $28,000 as compensation.

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

For the six months ended June 30, 2020, GP Consulting was paid $105,000. Mr. Pinto resigned on June 1, 2020.

Natural Ventures Puerto Rico, a subsidiary of Chemesis, has been advanced $4,941 for future cannabis products to be delivered.

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

During the six months ended June 30, 2020 the Company purchased $717,970 of product from Natural Ventures Puerto Rico, LLC. As of June 30, 2020 the Company owed NVPR $260,949 for products purchased which is included in accounts payable on the accompanying consolidated balance sheet.

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920,402. The proceeds were sent directly to its parent, Chemesis in exchange for a note dated October 11, 2019 and due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. Through May 6, 2020 Chemesis repaid $650,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020. As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020 or paid the balance in full by November 6, 2020, but had repaid an additional $77,552 of the advance by June 30, 2020. The current balance due on the note is $228,798.

As of June 30, 2020, the Company advanced $1,053,193 to Natural Ventures Puerto Rico, LLC, a subsidiary of Chemesis as an informal, unsecured, due upon demand advance. The current balance of the advance due is $1,663,707.

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

7. Commitments and Contingencies

Lease Commitments

The Company leases various facilities under operating leases which expire at various dates through July 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. As of January 1, 2019 the Company adopted ASC 842 requiring lessees to record assets and liabilities on the balance sheet. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Lease expense for three months June 30, 2020 and 2019 was $128,596 and $437,937, respectively.

Aggregate future lease liability payments under ASC 842 are as follows:

Years Ended
2020	$506,118
2021	434,217
2022	334,529
2023	240,909
2024	172,528
Thereafter	310,144
Total	$1,998,445

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of June 30, 2020 and February __, 2021 the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

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

Green Room Palm Springs LLC

On October 16, 2020 the Company sold its 95% interest in Green Room Palm Springs, LLC for $400,000 to Seneca Capital Partners, LP, effectively owned by Christian Briggs, former Executive Chairman of the Board.. Included in the sale was the transfer of the escrow account which held investor funds. The minority investors agreed with the sale, transfer of interest and the transfer of their escrow account.

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

Regulation S-X, Article 11, Section 3120

	For the Six Months Ended
	Statement of Operations

	As Presented “Consolidated”	“Project 1493, LLC”	“All Other Companies”
	“Unaudited”	“Unaudited”	“Unaudited”
Revenues
Revenues	$5,440,949	$5,234,315	$206,634
Cost of Goods Sold	2,823,931	2,692,185	131,746
Gross Profit	2,617,018	2,542,130	74,888

Operating Expenses
Consulting Fees	494,264	205,339	288,925
General and Administrative	1,395,416	1,288,501	106,915
Abandonment of Option to Purchase Building	—	—	—
Write of fixed assets and construction in progress	88,243	65,235	23,008
Professional Fees	206,294	89,484	116,810
Depreciation Expense	96,308	85,942	10,366
Stock Based Compensation (Note 3)
Consulting Fees	—	—	—
Share Exchange and Ancillary Rights Agreement	—	—	—
Director Fees	—	—	—
Professional Fees	—	—	—
Total Stock based compensation	—	—	—
Total Operating Expenses	2,280,525	1,734,501	546,024
Income (Loss) from Operations	336,493	807,629	(471,136)

Other Income (Expenses)
Rent Income	—	—	—
Abandonment of Option to Purchase Building	—	—	—
Write of leasehold improvements and rent deposits	—	—	—
Option fee	25,000	—	25,000
Unrealized gain on investments	154,222	—	154,222

Total Other Income (Expenses)	179,222	—	179,222

Income (Loss) From Operations Before
Provision for Income Taxes	515,715	807,629	(291,914)

Provision for Income Taxes (Note 4)	—	—	—

Net Income (Loss)	515,715	807,629	(291,914)

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

On January 21, 2021 the Board of Directors approved a rebranding of the GSRX corporate identity, the opening of a new business vertical in the restaurant industry focusing on the growing opportunities in underserved markets and the relocation of its corporate headquarters to Pennsylvania. The rebranding of the GSRX corporate identity is part of the Company’s ongoing strategy to evolve its business and create a foundation for new opportunities, entering the restaurant industry in underserved rural markets with a beginning focus on delivery, drive-up, and curbside provisions. The Company believes there is a demand for these services due to the disruptive Covid-19 pandemic in rural markets. The Company will begin making the transition from the cannabis and CBD business model to the new concept.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 and June 30, 2019

The following table summarizes the results of our operations during the three months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/2020 (unaudited)	6/30/2019 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	2,601,662	3,439,225	(837,563)	(24.35)%
Cost of Goods Sold	1,346,069	2,097,844	(751,775)	(35.84)%
Operating expenses	1,095,212	2,265,405	(1,170,193)	(51.65)%
Net income (loss)	303,925	(2,195,605)	2,499,530	100.00%
Loss per share of common stock	$0.00	$(0.04)	$.04	100.00%

We recorded a net income of $303,925 for the three months ended June 30, 2020.

Revenue. Total revenue for the three months ended June 30, 2020 and 2019 was $2,601,662 and $3,439,225, respectively. The decrease of $837,563, or 24.35%, was due to the COVID pandemic causing reduced hours, closing of CBD store resulting in revenue decreases for the operations of the five (5) Green Spirit RX dispensaries in Puerto Rico, and The Green Room dispensary.

Cost of Goods Sold. Total cost of revenue for the three months ended June 30, 2020 and 2019 was $1,346,069 and $2,097,844, respectively. The decrease of $751,775, or 35.845%, was mainly due to a decrease in revenues and decreases inventory purchases of cannabis products, including flowers, cream, oils and edibles, and cannabis-related accessories, including cartridges and pipes, related to the retail operations of the six dispensaries and CBD products purchased during the second quarter.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended June 30, 2020 and 2019 was $1,095,212 and $2,265,405, respectively. The decrease of $1,170,193, or 51.65%, was primarily due to a significant reduction operating expenses in correlation with decreased operations and revenues, and related decreases of consulting fees, professional fees and stock-based compensation. Operating expenses for the six dispensaries such as labor, taxes, store supplies, marketing and security expenses were significantly affected and included in the decreased expenses.

Net Income (Loss). Net income (loss) for the three months ended June 30, 2020 and 2019 was $303,925 and $(2,195,605), respectively. The increase of $2,499,530, or 100.00%, was primarily due to decreased operating expenses of consulting fees, professional fees and stock-based compensation. Also, the decrease of impairment costs, abandonment of option fee and significant increase in unrealized gain on investments led to an increase of net income for the second quarter.

Six Months Ended June 30, 2020 and June 30, 2019

The following table summarizes the results of our operations during the six months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/2020 (unaudited)	6/30/2019 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	5,440,949	6,305,304	(864,355)	(13.71)%
Cost of Goods Sold	2,823,931	3,478,464	(654,533)	(18,82)%
Operating expenses	2,280,525	6,989,188	(4,708,663)	(67.37)%
Net income (loss)	552,153	(5,282,806)	5,834,959	100.00%
Income (Loss) per share of common stock	$0.01	$(0.10)	$.09	100.00%

We recorded a net income of $552,153 for the six months ended June 30, 2020.

Revenue. Total revenue for the six months ended June 30, 2020 and 2019 was $5,440,949 and $6,305,304, respectively. The decrease of $864,355, or 13.71%, was primarily due to operations decrease during the second quarter in Puerto Rico due to COVID-19.

Cost of Goods Sold. Total cost of revenue for the six months ended June 30, 2020 and 2019 was $2,823,931 and $3,478,464, respectively. The decrease of $654,533 or 18.82% was due to revenues and operations decreasing due to COVID-19.

Total Operating Costs. Selling, general, administrative and operating expenses for the six months ended June 30, 2020 and 2019 was $2,280,525 and $6,989,188, respectively. The decrease of $4,708,663, or 67.37%, was a decrease in all categories of expenses, primarily due to significant decreases in stock based compensation paid to officers, directors and consultants for services rendered, and decreases to general and administrative, consulting fees and fees paid to professionals.

Net Income (Loss). Net Income (Loss) for the six months ended June 30, 2020 and 2019 was $552,153 and ($5,282,806), respectively. The increase of $5,834,959, or 100.00%, was primarily due to decrease of stock based compensation paid to officers, directors and consultants for services rendered, overhead expenses incurred to operate the business, and fees paid to consultants and professionals. A significant increase in unrealized gain on investments of $956,328 was a major benefit to net income.

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

LIQUIDITY AND CAPITAL RESOURCES

The first and second quarters of 2020 were the first quarters the Company reported net income. We incurred net income (loss) for the six months ended June 30, 2020 of $552,153 and 2019 of ($5,282,806), respectively, and have an accumulated deficit of $78,027,084 as of June 30, 2020.

As of June 30, 2020, the Company had $578,093 cash on hand as compared to $604,274 as of December 31, 2019. For the six months ended June 30, 2020, the Company reported income from operations of $552,153 and net cash decrease of $26,181.

Sources of Liquidity

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. The first six months of 2020 was the first period the Company has not raised capital through private sales of our securities and joint ventures since beginning operations. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate sufficient revenue and/or raise capital to support our operations.

During the six months ended June 30, 2020, we financed our operations through the remaining proceeds from various private placement offerings conducted by the Company during 2019.

We will be required to raise additional cash through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2021. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including selling assets. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that it will be available to us on acceptable terms, on an acceptable schedule, or at all.

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

Operating Cash Flows. Net cash from operating activities for the six months ended June 30, 2020 was $52,955 which was from the net income from operations, net of unrealized gain on investments, the decrease of accounts receivable and prepaid inventory, offset by increase of inventory and decrease of accounts payable, accrued expenses and lease liability.

Investing Cash Flows. Net cash used in investing activities for the six months ended June 30, 2020 was $79,136, which was due to increase in the net amount advanced to the parent and affiliate and payment of construction in progress.

Financing Cash Flows. For the six months ended June 30, 2020, there were no financing activities.

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

During the quarter ended June 30, 2020, there were no equity issuances.

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

