Form 10-Q
period 2020-09-30
GSRX INDUSTRIES INC.
filed 2021-02-16
CIK 1381240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GSRX Industries Inc.

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
	“Unaudited”
Assets

Current Assets
Cash	$-	$75,704
Cash, held in escrow (Note 9)	528,570	528,570
Accounts Receivable	9,810	21,146
Inventory	611,887	442,316
Prepaid Inventory	-	371,263
Total Current Assets	1,150,267	1,438,999

Fixed Assets
Furniture, Fixtures and Equipment	388,750	406,729
Building, Land and Leasehold Improvements	992,007	1,009,505
Accumulated Depreciation	(409,865)	(264,583)
Total Net Fixed Assets	970,892	1,151,651

Other Assets
Advance to Parent and Affiliate, net of reserve	-	1,170,386
Licenses	812,300	812,300
Deposits	244,164	275,810
Investments, fair value (Note 2)	258,132	232,247
Investments, cost method (Note 2)	70,000	70,000
Right of Use (Note 2)	1,553,155	2,155,738
Construction in Progress (Note 5)	526,582	739,473
Total Other Assets	3,464,333	5,455,954

Total Assets	$5,585,492	$8,046,604

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$1,432,547	$876,227
Accrued Expenses	136,766	362,903
Lease Liability - current (Note 2)	343,743	594,936
Total Current Liabilities	1,913,056	1,834,066

Long Term Liabilities
Lease Liability - non current (Note 2)	1,089,945	1,751,237
Total Long Term Liabilities	1,089,945	1,751,237

Total Liabilities	3,003,001	3,585,303

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Note 3)

Preferred Stock, convertible, $.001 par value; 1,000 shares authorized; 1,000 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Common Stock $.001 par value 100,000,000 authorized; 81,799,286 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	81,800	81,800
Additional paid-in capital	83,111,254	83,111,254
Retained Deficit	(80,265,868)	(78,579,239)
Equity Attributable to GSRX Industries Inc.	2,927,187	4,613,816
Non-Controlling Interest	(344,696)	(152,515)

Total Stockholders’ Equity	2,582,491	4,461,301

Total Liabilities and Stockholders’ Equity	$5,585,492	$8,046,604

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Operations

For the Six Months Ended September 30, 2020 and 2019

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	“Unaudited”	“Unaudited”	“Unaudited”	“Unaudited”
Revenues
Revenues	$2,745,958	$2,757,158	$8,186,907	$9,062,462
Cost of Goods Sold	1,240,586	1,431,656	4,064,517	4,910,120
Gross Profit	1,505,372	1,325,502	4,122,390	4,152,342

Operating Expenses
Consulting Fees	238,973	458,233	733,237	1,324,969
General and Administrative	3,112,438	1,414,838	4,507,854	4,648,194
Abandonment of Option to Purchase Building	-	-	-	200,000
Impairment of leasehold improvements and rent deposits	-	-	-	654,426
Impairment of fixed assets and construction in progress	300,631	-	388,874	-
Professional Fees	60,374	155,375	266,668	703,408
Depreciation Expense	59,143	56,977	155,451	158,146
Stock Based Compensation (Note 3)
Consulting Fees	-	16,547,800		17,182,907
Share Exchange and Ancillary Rights Agreement	-	-		1,166,700
Director Fees	-	47,000		77,087
Professional Fees	-	282,000		690,000
Total Stock based compensation	-	16,876,800		19,116,694
Total Operating Expenses	3,771,559	18,962,223	6,052,084	26,805,837,
Loss from Operations	(2,266,187)	(17,636,721)	(1,929,694)	(22,653,495)

Other Income (Expenses)
Rent Income	-	31,500		88,756
Option Fee		-	25,000
Unrealized gain on investments	(128,337)	(6,442,370)	25,885	(7,244,476)

Total Other Income (Expenses)	(128,337)	(6,410,870)	50,885	(7,155,720)

Loss From Operations Before Provision for Income Taxes	(2,394,524)	(24,047,591)	(1,878,809)	(29,809,215)

Provision for Income Taxes (Note 4)	-	-	-	-

Net Loss	(2,394,524)	(24,047,591)	(1,878,809)	(29,809,215)
Net Loss Attributable to Non-Controlling Interest	(155,744)	(34,001)	(192,182)	(512,819)
Net Loss Attributable to GSRX Industries Inc.	$(2,238,780)	$(24,013,590)	$(1,686,627)	$(29,296,396)

Basic and diluted loss per share	$(0.03)	$(0.33)	$(0.02)	$(0.49)
Weighted average number of common shares outstanding – basic and diluted	81,799,286	73,793,792	81,799,286	59,764,667

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

	Shares		Preferred	Common	Additional		Non -
	Preferred	Common	Stock	Stock	Paid-in	Retained	Controlling
	Stock	Stock	Amount	Amount	Capital	Deficit	Interest	Total

Balance as of December 31, 2018	1,000	46,035,303	$1	$46,036	$49,750,533	$(42,322,236)	$401,789	$7,876,143

Issuance of Shares and Warrants for Cash	-	1,433,600	-	1,434	1,181,566	-	-	1,183,000

Issuance of Shares for Services	-	21,717,241	-	21,717	16,731,476	-	-	16,753,193

Issuance of Shares for Cash, Not issued as of Statement Date	-	-	-			-	-	-
								-
Shares issued in Share Exchange and Ancillary Agreement		11,666,998		11,667	12,822,031	-	-	12,833,698

Reduction of warrant exercise price	-	-	-		1,196,800	-	-	1,196,800

Capital Contributed by Non-Controlling Interests	-	-	-	-	1,391,198	-	59,287	1,504,363

Net Loss	-	-	-	-	-	(29,296,396)	(512,819)	(29,809,215)
Balance as of September 30, 2019	1,000	80,853,142	1	80,854	83,073,624	(71,618,632)	2,135	$11,537,982
Balance as of December 31, 2019	1,000	81,799,286	$1	$81,800	$83,111,254	$(78,579,239)	$(152,515)	$4,461,301
Net Loss	-	-	-	-	-	(1,686,629)	(192,181)	(1,878,810)
Balance as of September 30, 2020	1,000	81,799,286	$1	$81,800	$83,111,254	$(80,265,868)	$(344,696)	$2,582,491

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

	For the Nine Months Ended September 30,
	2020	2019
	“Unaudited”	“Unaudited”
Cash Flow from Operating Activities
Net Loss	$(1,878,809)	$(29,809,215)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Issuance of Common Stock for Services	-	17,919,894
Reduction of warrant exercise price	-	1,196,800
Depreciation Expense	155,451	158,146
Abandonment of Option to Purchase Building	-	200,000
Impairment of leasehold improvements and rent deposits	273,327	654,426
Reserve for collection of Advance to Parent and Affiliate	1,798,580	-
Amortization of right of use asset	(309,902)	295,810
Unrealized (gain) loss on investments	(25,885)	7,244,476

Changes in Operating Assets and Liabilities:
Accounts Receivable	11,336	(37,799)
Inventory	(169,571)	(73,822)
Prepaid Inventory	371,263	157,647
Prepaid Expenses	-	2,500
Accounts Payable	556,320	10,132
Accrued Expenses	(226,137)	108,547
Net Cash Provided by (Used in) Operating Activities	555,973	(1,972,458)

Cash Flow from Investing Activities
Deposit	-	(284,909)
Purchase of Fixed Assets	-	(72,879)
Advance to Parent and Affiliate	(1,055,798)	-
Proceeds from Advance to Parent and Affiliate	427,604	-
Patent Application Costs incurred	-	(135,546)
Investments, cost method		(70,000)
Construction in Progress	(3,483)	(355,077)
Net Cash Used in Investing Activities	(631,677)	(918,411)

Cash Flow from Financing Activities
Issuance of Common Stock for Cash	-	1,183,000
Cash Contributed by Non-controlling Interests	-	1,504,363
Net Cash Provided by Financing Activities	-	2,687,363
Net Increase (Decrease) in Cash	(75,704)	(203,506)
Cash at Beginning of Period	604,274	1,313,645
Cash at End of Period	$528,570	$1,110,139

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities
Common stock issued for Investments, fair value	$	$11,666,998

The accompanying footnotes are an integral part of these consolidated financial statements.

GSRX Industries Inc.

Notes to Consolidated Financial Statements

September 30, 2020

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

Principles of Consolidation

The consolidated financial statements through September 30, 2020 include the accounts of the Company and the following entities, all of which have fiscal year ends of December 31. (Note 1).

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

Cash and Cash Equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months at purchase or less to be cash and cash equivalents. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. At September 30, 2020 the Company had $278,570 in excess of FDIC depository insurance coverage. In the Company’s Puerto Rico operations, the Company holds cash from sales in multiple safes. The cash is used to pay vendors and certain taxes required to be paid with cash. The Company deposits cash into bank from safes when vendors require payment by check. As of September 30, 2020, the Company held approximately $68,000 in safes.

Cash held in escrow, in the name of the Company, is held by Gunnison Bank (“Gunnison”). The escrow account was established to hold the deposits from the sale of equity in subsidiaries and hold funds for businesses under subscription agreements. There are no restrictions on the funds held by Gunnison on the Company’s behalf.

Investments, fair value

On March 30, 2019 the Company entered into a Share Exchange Agreement (the “Share Agreement”) and an Ancillary Rights Agreement (the “Ancillary Agreement”) with Chemesis International Inc., a British Columbian Corporation (“CADMF”). In the Share Agreement, the Company received 7,291,874 pre-split, restricted shares of common stock of CADMF initial fair value. On December 20, 2019 CADMF completed a reverse 1:10 stock split, reducing the shares held to 729,187. Fair value of the investment as of September 30, 2020 was $258,132. CADMF is quoted on the OTCQB market and closed on Wednesday, September 30, 2020 at $0.354 per share.

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

The following table presents the Company’s revenues disaggregated by type and by state/territory:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues by Type
Wholesale	$1,373	$852	$2,191	$51,180
Retail	2,744,585	2,756,306	8,184,716	9,011,282
Total	$2,745,958	$2,757,158	$8,186,907	$9,062,462

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues by State/Territory
California	$110,064	$175,810	$303,163	$409,803
Tennessee	-	12,814	10,113	38,479
Texas	1,373	2,648	4,795	90,915
Puerto Rico	2,634,521	2,565,886	7,868,836	8,523,265
Total	$2,745,958	$2,757,158	$8,186,907	$9,062,462

Accounts Receivable

The Company carries its accounts receivable at their estimated realizable amounts and periodically evaluates the credit condition of its customers. The allowance for uncollectible accounts receivable is based on the Company’s historical bad debt experience and on management’s evaluation of collectability of the individual outstanding balances. As of September 30, 2020, the Company had not identified any uncollectible accounts.

Advance to Parent and Affiliate

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920, 402. The Company advanced the proceeds to its parent, Chemesis in exchange for a note due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. Through May 6, 2020 Chemesis repaid $650,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020. As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020 or the balance in full due by November 6, 2020, but had repaid an additional $77,604 of the advance by September 30, 2020. The Company has placed a Reserve for Collection of the Advance to Parent and Affiliate for the outstanding balance of $192,798 as of September 30, 2020. The current balance due on the note as of the date of this report is $228,798.

As of September 30, 2020, the Company advanced $1,605,782 to Natural Ventures Puerto Rico, LLC (“NVPR”), a subsidiary of Chemesis as an informal, unsecured, due upon demand advance. The Company has placed a Reserve for Collection of the Advance to Parent and Affiliate for the outstanding balance of $1,605,782 as of September 30, 2020. The current balance of the advance due as of the date of this report is $1,663,707.

Inventory

The Company’s inventory is stated at the lower of cost or market, determined by the first-in, first-out (“FIFO”) method. Inventory consists of cannabis products, such as flower, edibles, creams, oils and cannabis accessories as pipes, bowls and cartridges; and CBD products, such as soft gels, tinctures, balms, pain cream and vape pens.

Inventory is comprised of the following items:

	As of	As of
	September 30,	December 31,
	2020	2019
Finished goods – flower	$128,103	$135,074
Finished goods – cannabis products	405,167	195,311
Finished goods – CBD products	78,617	111,931
Total	$611,887	$442,316

Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over estimated useful lives as follows:

Type of Asset	Estimated Life
Furniture, Fixtures and Equipment	5 – 10 years
Building and Leasehold improvements	5 - 25 years

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

Warrants

As of September 30, 2020, the Company had outstanding warrants to purchase 6,995,796 shares of common stock (the “Warrants”). Each Warrant represents the right to purchase one share of common stock at various exercise prices per share for a period of two (2) or three (3) years from the date of issuance.

	Warrants Issued	Exercise Price	Expiration Date
February 23, 2018	232,334	$6.00	February 23, 2021
October 5, 2018	517,800	$2.50	October 5, 2020
March 8, 2019	207,200	$1.75	March 7, 2021
Total	995,334

The Company may issue warrants to non-employees in capital raising transactions or for services. In accordance with guidance in ASC Topic 718, the cost of warrants issued to non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. No warrants were issued for compensation during the period ended September 30, 2020.

Non-Controlling Interest

The following schedule discloses the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

For the Nine Months Ended
September 30, 2020

Net loss attributable to GSRX Industries Inc.	$(1,686,627)
Net Loss Attributable to Non-Controlling Interests	(192,182)
Change from net loss attributable to GSRX Industries Inc. and transfers to Non-Controlling Interest	$(1,878,809)

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

For the nine months ended September 30, 2020, the he former CEO was paid $50,000, the new Interim President and CEO was paid $184,238 and CFO was paid $142,500.

On March 11, 2020 Mr. Christian Briggs, Les Ball and Steve Farkas were replaced on the Board of Directors by Troy Nihart and Jeff Rogers. Mr. Briggs had served as Chairman, and was replaced by Mr. Nihart.

During the nine months ended September 30, 2020, Mr. Briggs was paid $28,000 as compensation.

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

For the nine months ended September 30, 2020, GP Consulting was paid $105,000. Mr. Pinto resigned on June 1, 2020.

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

During the nine months ended September 30, 2020 the Company purchased $1,047,128 of product from Natural Ventures Puerto Rico, LLC. As of September 30, 2020 the Company owed NVPR $528,959 for products purchased which is included in accounts payable on the accompanying consolidated balance sheet.

On October 11, 2019 the Company sold real estate in Puerto Rico, resulting in net proceeds of $920,402. The proceeds were sent directly to its parent, Chemesis in exchange for a note dated October 11, 2019 and due January 31, 2020, bearing an interest of at Prime plus 1.0% per month. Through May 6, 2020 Chemesis repaid $650,000 on the loan. On May 6, 2020 the Company amended the loan agreement with Chemesis to repay $100,000 of the loan by May 30, 2020 and the balance paid in full by November 6, 2020. As of the date of this report, Chemesis did not make the loan payment of $100,000 due on May 30, 2020 or paid the balance in full by November 6, 2020, but had repaid an additional $77,604 of the advance by September 30, 2020. The Company has placed a Reserve for Collection of the Advance to Parent and Affiliate for the outstanding balance of $192,798 as of September 30, 2020. The current balance due on the note as of the date of this report is $228,798.

As of September 30, 2020, the Company advanced $1,605,782 to Natural Ventures Puerto Rico, LLC, a subsidiary of Chemesis as an informal, unsecured, due upon demand advance. The Company has placed a Reserve for Collection of the Advance to Parent and Affiliate for the outstanding balance of $1,605,782 as of September 30, 2020. The current balance of the advance due is $1,663,707.

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

7. Commitments and Contingencies

Lease Commitments

The Company leases various facilities under operating leases which expire at various dates through July 2028. Under the terms of the operating lease agreements, the Company is responsible for certain insurance, taxes and common area maintenance expenses. As of January 1, 2019 the Company adopted ASC 842 requiring lessees to record assets and liabilities on the balance sheet. The Company records rent expense on a straight-line basis over the terms of the underlying leases. Lease expense for three months September 30, 2020 and 2019 was $112,140 and $180,316, respectively.

Aggregate future lease liability payments under ASC 842 are as follows:

Years Endied
2020	$506,118
2021	434,217
2022	334,529
2023	240,909
2024	172,528
Thereafter	310,144
Total	$1,998,445

Risk of Prosecution for Cannabis-Related Companies

A company that is connected to the marijuana industry must be aware that cannabis-related companies may be at risk of federal, and perhaps state, criminal prosecution. The Department of Treasury recently issued guidance noting: “The Controlled Substances Act” (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. As of September 30, 2020 and February __, 2021 the Company has not been notified of any pending investigations regarding its planned business activities, and is not currently involved in any such investigations with any regulators.

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

9. Subsequent Events

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

Regulation S-X, Article 11, Section 3120

	For the Nine Months Ended
	September 30, 2020
	Statement of Operations
	As Presented "Consolidated"	"Project 1493, LLC"	"All Other Companies"
	"Unaudited"	"Unaudited"	"Unaudited"
Revenues
Revenues	$8,186,907	$7,868,836	$318,071
Cost of Goods Sold	4,064,517	3,873,498	191,019
Gross Profit	4,122,390	3,995,338	127,052

Operating Expenses
Consulting Fees	733,237	322,474	410,763
General and Administrative	2,902,072	2,104,240	797,832
Impairment of fixed assets and construction in progress	388,874	65,235	323,639
Professional Fees	266,668	130,273	136,395
Depreciation Expense	155,451	140,534	14,917
Total Operating Expenses	4,446,302	2,762,756	1,683,546
Income (Loss) from Operations	(323,912)	1,232,582	(1,556,494)

Other Income (Expenses)
Option fee	25,000	-	25,000
Unrealized gain on investments	25,885	-	25,885

Total Other Income (Expenses)	50,885	-	50,885

Income (Loss) From Operations Before
Provision for Income Taxes	(273,027)	1,232,582	(1,505,609)

Provision for Income Taxes (Note 4)	-	-	-

Net Income (Loss)	(273,027)	1,232,582	(1,505,609)

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 and September 30, 2019

The following table summarizes the results of our operations during the three months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2020 (unaudited)	9/30/2019 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	2,745,958	2,757,158	(11,200)	0.41%
Cost of Goods Sold	1,240,586	1,431,656	(191,070)	(13.35)%
Operating expenses	3,771,559	18,962,223	(15,190,664	(75.17)%
Net loss	(2,238,780)	(24,013,599)	21,774,819	89,72%
Loss per share of common stock	$(.03)	$(0.31)	$.28	90.30%

We recorded a net loss of $2,238,780 for the three months ended September 30, 2020.

Revenue. Total revenue for the three months ended September 30, 2020 and 2019 was $2,745,958 and $2,757,158, respectively. The decrease of $11,200, or 0.41%, was due to the incredible performance by our store staff to continue selling through the pandemic during the third quarter. The Company implemented curbside service and other techniques such as new daily specials and social media to continue producing revenues during the difficult time.

Cost of Goods Sold. Total cost of revenue for the three months ended September 30, 2020 and 2019 was $1,240,586 and $1,431,656, respectively. The decrease of $191,070, or 13.35%, was largely due to new management techniques and methods of purchasing inventory during the third quarter. The inventory cost savings was crucial during the third quarter with new sales techniques during the pandemic. Management sought out new products, new vendors and cost controls to reduce inventory costs.

Total Operating Expenses Selling, general, administrative and operating expenses for the three months ended September 30, 2020 and 2019 was $3,771,559 and $18,962,223, respectively. The decrease of $15,190,664, or 75.17%, was primarily due to a significant decrease of the stock-based compensation; and decrease in all operating expense categories of fees paid to consultants and professionals, labor, taxes, store supplies, marketing and security expenses. The Company wrote off impaired assets and deposits on closed stores of $300,631 and recorded a Reserve for Collection of the Advance to Parent and Affiliate of $1,798,580.

Net Loss. Net loss for the three months ended September 30, 2020 and 2019 was $2,238,780 and $24,013,590, respectively. The decrease of $21,774,819 or 89.72% was primarily due to a decrease of stock-based compensation of $16,989,244, increases in gross profit, and decreases of all operating expenses related to retail operations of the six dispensaries and CBD location.

Nine Months Ended September 30, 2020 and September 30, 2019

The following table summarizes the results of our operations during the nine months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2020 (unaudited)	9/30/2019 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	8,186,907	9,062,462	(875,555)	9.66%
Cost of Goods Sold	4,064,517	4,910,120	(845,603)	(17,22)%
Operating expenses	6,052,084	26,805,837	(20753,753)	(77.428)%
Net loss	(1,686,627)	(29,296,396)	27,609,769	94.24%
Loss per share of common stock	$(.02)	$(0.49)	$.47	95.92%

We recorded a net loss of $1,686,627 for the nine months ended September 30, 2020.

Revenue. Total revenue for the nine months ended September 30, 2020 and 2019 was $8,186,907 and $9,062,462, respectively. The decrease of $875,555, or 9.66%, was primarily due to the COVID-19 pandemic. The stores had to implement curbside service, touchless service and other sales techniques to continue services during the pandemic.

Cost of Goods Sold. Total cost of revenue for the nine months ended September 30, 2020 and 2019 was $4,064,517 and $4,910,120, respectively. The decrease of $845,603 or 17.22% was largely due to new management techniques and methods of purchasing inventory. The inventory cost savings was crucial during the second and third quarters with new sales techniques during the pandemic. Management sought out new products, new vendors and cost controls to reduce inventory costs.

Total Operating Costs. Selling, general, administrative and operating expenses for the nine months ended September 30, 2020 and 2019 was $6,052,084 and $26,805,837, respectively. The decrease of $20,753,753, or 77.42, was primarily due to significant decreases in stock based compensation paid to officers, directors and consultants for services rendered of $19,116,694; and decreases in overhead expenses, consulting fees, professional fees offset by the Reserve for Collection of Advance to Parent and Affiliate of $1,798,580 and increase to incurred to operate the business as additional locations opened.

Net (Loss. Net Loss for the nine months ended September 30, 2020 and 2019 was $1,686,627 and $29,296,396, respectively. The increase of $27,609,769, or 95.92%, was primarily due to significant decreases in stock based compensation paid to officers, directors and consultants for services rendered of $19,116,694; and decreases in overhead expenses, consulting fees, and professional fees offset by and increase incurred to operate the business as additional locations opened.

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

LIQUIDITY AND CAPITAL RESOURCES

We reported net income in the first of second quarters of 2020, the first profits reported since beginning operations. We incurred net (loss for the nine months ended September 30, 2020 and 2019 of $1,686,627 and $29,296,396, respectively, and have an accumulated deficit of $80,265,868 as of September 30, 2020.

As of September 30, 2020, the Company had $528,570 cash on hand as compared to $604,274 as of December 31, 2019. For the nine months ended September 30, 2020, the Company reported loss from operations of $1,686,627 and net cash decrease of $167,845.

Sources of Liquidity

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since May 2017, we have raised capital through private sales of our securities and joint ventures. No cash was raised during the first nine months of 2020. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate sufficient revenue and/or raise capital to support our operations.

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

Operating Cash Flows. Net cash used in operating activities for the nine months ended September 30, 2020 was $167,845 which was due to the increase in accounts receivable and prepaid inventory; offset by the increase in inventory. Cash was increased by accounts payable and offset by decrease in accrued expenses.

Investing Cash Flows. Net cash used in investing activities for the nine months ended September 30, 2020 was $631,677, which was due to net advance to the parent and affiliate and small increase to construction in progress.

Financing Cash Flows. There were no financing activities during the nine months ended September 30. 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2020, there were no unregistered sales of equity securities.

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

